Form 10-Q
period 1997-03-30
KAYNAR TECHNOLOGIES INC
filed 1997-05-13
CIK 917193

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (MARK ONE)

/X/    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 30, 1997

                                       OR

/ /    Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                        For the transition period from to

                         Commission File Number 0-22519

                        --------------------------------

                            KAYNAR TECHNOLOGIES INC.

                        --------------------------------

             (Exact name of registrant as specified in its charter)

                DELAWARE                                    33-0591091
     ------------------------------                   -----------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

                           500 N. State College Blvd.
                           Orange, California 92868
                        --------------------------------
                    (Address of principal executive offices)

                                 (714) 712-4900
                        --------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         Yes                     No  X
                               ---                  ---

As of May 12, 1997, the registrant had 5,206,000 shares of Series C Convertible Preferred Stock, $.01 par value, outstanding and 1,594,000 shares of Common Stock, $.01 par value, outstanding.

                       KAYNAR TECHNOLOGIES INC. AND SUBSIDIARIES

Form 10 Q - Kaynar Technologies Inc.

                             INDEX

                                                                           Page
PART I -  Financial Information

ITEM 1.   Financial Statements

          Condensed Consolidated Statements of Income
          for the three months ended March 30, 1997 (Unaudited)
          and March 31, 1996 (Unaudited)                                     1

          Condensed Consolidated Balance Sheets at
          March 30, 1997 (Unaudited) and December 31, 1996                   2

          Condensed Consolidated Statements of Cash Flows for
          the three months ended March 30, 1997 (Unaudited)
          and March 31, 1996 (Unaudited)                                     4

          Notes to Condensed Consolidated Financial Statements               5

ITEM 2.   Managements' Discussion and Analysis of Financial
          Condition and Results of Operations                                7


PART II -  Other Information

ITEM 4.    Submission of Matters to a Vote of Security Holders               9

ITEM 6.    Exhibits and Reports on Form 8-K                                  9

Form 10 Q - Kaynar Technologies Inc.

                    PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Kaynar Technologies Inc. and Subsidiaries Condensed Consolidated Statements of Income (in thousands except earnings per share data)


                                                               Qtr Ended         Qtr Ended
                                                            March 30, 1997     March 31, 1996
                                                            --------------     --------------
                                                               Unaudited          Unaudited


Net sales, including $2,550 and $1,987 in 1997 and 1996,
     respectively, to a related party                           $32,202            $20,662

Cost of sales                                                    22,969             15,192
                                                                -------            -------
     Gross profit                                                 9,233              5,470
                                                                -------            -------

Selling, general and administrative expenses                      4,340              2,785
                                                                -------            -------
     Operating income                                             4,893              2,685

Interest expense, net                                             1,265                823
                                                                -------            -------
     Income before provision for income taxes                    3,628              1,862

Provision for income taxes                                        1,459                745
                                                                -------            -------
     Net income                                                  $2,169             $1,117
                                                                -------            -------
                                                                -------            -------
Earnings per share of common stock and common stock
  equivalents outstanding                                         $0.32              $0.16
                                                                -------            -------
                                                                -------            -------
Weighted average number of shares of common stock and
   common stock equivalents outstanding                           6,800              6,800
                                                                -------            -------
                                                                -------            -------


    The accompanying notes are an integral part of these condensed consolidated financial statements.

Form 10 Q - Kaynar Technologies Inc.

Kaynar Technologies Inc. and Subsidiaries
Condensed Consolidated Balance Sheets - Assets
(in thousands of dollars)


                                                                             March 30,      December 31,
                                                                               1997             1996
                                                                             ---------      ------------
                                                                             Unaudited
Current assets:
     Cash                                                                        $625           $909
     Accounts receivable, including $2,550 and $1,987 in 1997 and
         1996, respectively, from a related  party, net of allowance for
         doubtful accounts of $288 and $235 in 1997 and 1996, respectively     18,529         15,392
     Inventories                                                               30,742         29,901
     Prepaid expenses and other current assets                                    450            709
                                                                              -------        -------
          Total current assets                                                 50,346         46,911
                                                                              -------        -------

Property, plant and equipment, at cost                                         27,350         24,160
     Less - accumulated depreciation and amortization                          (6,189)        (5,451)
                                                                              -------        -------
                                                                               21,161         18,709

Intangible assets, net of accumulated amortization of $265
     and $167 in 1997 and 1996, respectively                                    7,723          7,815

Other assets                                                                      525            254
                                                                              -------        -------
                                                                              $79,755        $73,689
                                                                              -------        -------
                                                                              -------        -------


    The accompanying notes are an integral part of these condensed consolidated financial statements.

Form 10 Q - Kaynar Technologies Inc.

Kaynar Technologies Inc. and Subsidiaries
Condensed Consolidated Balance Sheets - Liabilities and Stockholders' Equity (in thousands of dollars)

                                                                            March 30,      December 31,
                                                                              1997            1996
                                                                            ---------      ------------
                                                                            Unaudited
Current liabilities:
     Revolving line-of-credit, to a related party                              $3,632         $746
     Current portion of long-term debt                                          1,752        1,457
     Current portion of capital lease obligations                                 177          133
     Accounts payable                                                           6,305        6,105
     Accrued payroll and related expenses                                       3,566        5,330
     Other accrued expenses                                                     4,850        2,664
     Deferred income taxes                                                        288          288
                                                                              -------      -------
          Total current liabilities                                            20,570       16,723
                                                                              -------      -------
Long-term debt, primarily to a related party                                   45,261       45,176
Capital lease obligations                                                         531          332
Deferred income taxes                                                             832          832
                                                                              -------      -------
          Total long-term liabilities                                          46,624       46,340
                                                                              -------      -------
Commitments and contingencies

Stockholders' equity:
     Series C Convertible Preferred stock, $0.01 par value; Authorized--
         10,000,000 shares; issued and outstanding--5,206,000 shares               52           52
     Common stock, $.01 par value; Authorized--20,000,000 shares;
         issued and outstanding--1,594,000 shares                                  16           16
     Additional paid-in capital                                                 1,432        1,432
     Retained earnings                                                         10,982        8,838
     Currency translation adjustment                                               79          288
                                                                              -------      -------
          Total stockholders' equity                                           12,561       10,626
                                                                              -------      -------
                                                                              $79,755      $73,689
                                                                              -------      -------
                                                                              -------      -------

    The accompanying notes are an integral part of these condensed consolidated financial statements.

Form 10 Q - Kaynar Technologies Inc.

Kaynar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands of dollars)

                                                                       Qtr Ended         Qtr Ended
                                                                    March 30, 1997     March 31, 1996
                                                                    --------------     --------------
                                                                      Unaudited           Unaudited
Cash flows from operating activities:
     Net income                                                           $2,169           $1,117
     Adjustments to reconcile net income to net
       cash provided by operating activities--
          Depreciation and amortization                                      893              522
          Loss on sale of property, plant and equipment                       62               27
          Changes in operating assets and liabilities--
          Increase in accounts receivable                                 (3,184)          (1,851)
          Increase in inventories                                           (860)          (2,277)
          Decrease in prepaid expenses                                       219               23
          Increase in other assets                                          (271)             (34)
          Increase in accounts payable                                       166              228
          Increase in accrued expenses                                       458            1,188
          Increase in deferred income taxes                                    0             (509)
                                                                        --------          -------
               Net cash used in operating activities                        (348)          (1,566)
                                                                        --------          -------
Cash flows from investing activities:
     Purchases of property, plant and equipment                           (3,058)            (930)
     Proceeds from sales of property, plant and equipment                      0               26

     Increase in intangible assets                                           (52)            (273)
                                                                        --------          -------
               Net cash used in investing activities                      (3,110)          (1,177)
                                                                        --------          -------
Cash flows from financing activities:
     Net borrowings on line-of-credit, from a related party                2,886            2,747
     Borrowings on long-term debt, primarily from a related party            500              194
     Payments on long-term debt, primarily to a related party               (200)            (200)
     Principal payments on capital lease obligations                          (4)              (6)
                                                                        --------          -------
               Net cash provided by financing activities                   3,182            2,735
                                                                        --------          -------
Effect of exchange rate changes on cash                                       (8)              (2)
                                                                        --------          -------
Net decrease in cash                                                        (284)             (10)
Cash, beginning of period                                                    909               52
                                                                        --------          -------
Cash, end of period                                                         $625              $42
                                                                        --------          -------
                                                                        --------          -------


Supplemental disclosures of cash flow information:
     Cash paid during the period for
          Interest                                                        $1,215             $751
                                                                        --------          -------
                                                                        --------          -------
          Income taxes                                                      $574             $328
                                                                        --------          -------
                                                                        --------          -------
     Noncash financing activities:
          Capital lease obligations assumed for the purchase
             of equipment                                                   $246               $0
                                                                        --------          -------
                                                                        --------          -------
          Borrowings on long-term debt for preferred stock dividends         $24              $24
                                                                        --------          -------
                                                                        --------          -------


    The accompanying notes are an integral part of these condensed consolidated financial statements.

Form 10 Q - Kaynar Technologies Inc.

              Kaynar Technologies Inc. and Subsidiaries

          Notes to Condensed Consolidated Financial Statements
                           March 30, 1997
           (Amounts in thousands except for earnings per share)

(1)  BASIS OF PRESENTATION

       The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated condensed financial statements have been prepared on the same basis as the consolidated financial statements for the year ended December 31, 1996.
These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Registration Statement on Form S-1 dated May 6, 1997 for the year ended December 31, 1996.

          The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods reported. The results of operations for the three months ended March 30, 1997 are not necessarily indicative of the results to be expected for the full year.

          The Company's fiscal quarters are on a 13 week basis. The first quarter of 1997 ended on March 30, 1997 (the Sunday nearest to March 31,
1997).  Last year's first quarter ended on March 31, 1996.

(2)  INVENTORIES

       Inventories are stated at the lower of cost (FIFO) or market and include the cost of material, labor and factory overhead. Inventories consist of the following at March 30, 1997 and December 31, 1996:

                                        1997         1996
                                      -------      -------
     Finished goods                    $8,698       $8,781
     Components                         5,332        4,628
     Work in progress                   9,763        9,151
     Raw materials                      2,341        2,790
     Supplies and small tools           4,608        4,551
                                      -------      -------
                                      $30,742      $29,901
                                      -------      -------
                                      -------      -------


(3)  EARNINGS PER SHARE

       Earnings per common share and common share equivalent are computed on the basis of the weighted average number of common shares outstanding. The outstanding Series C Convertible Preferred Stock are common share equivalents.

Form 10 Q - Kaynar Technologies Inc.

(4)   ACQUISITION

          The Company acquired an Australian corporation (Recoil) in mid August 1996. The acquisition has been accounted for in accordance with the purchase method of accounting. The Company's condensed consolidated financial statements include the acquiree's results of operations from the effective acquisition date.

          The following unaudited pro forma consolidated statement of income information presents the results of the Company's operations for the quarter ended March 31, 1996, as though the acquisition of Recoil had occurred as of the beginning of that period:



          Net Sales                     $23,050
                                      ---------
                                      ---------
          Net Income                     $1,349
                                      ---------
                                      ---------
          Earnings per Share              $0.20
                                      ---------
                                      ---------


          The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place at the beginning of the fiscal period or the results that may occur in the future. Furthermore, the pro forma results do not give effect to cost savings or incremental costs which may occur as a result of the integration and consolidation of Recoil. The pro forma results include additional interest on borrowed funds and additional amortization of goodwill resulting from the acquisition.



(5)  INCOME TAXES

          Income taxes are provided using the estimated effective tax rates for the years ended December 31, 1996 and December 31, 1997.

(6)  SUBSEQUENT EVENT

         On May 9, 1997 the Company completed a public sale of 1.8 million shares of common stock at $14.50. The net proceeds approximated $23.6 million. The shares sold will be included in the calculation of earnings per share from the date of sale forward.

Form 10 Q - Kaynar Technologies Inc.


ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

         Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operation, particularly in the three paragraphs entitled "Liquidity and Capital Resources," and elsewhere in this quarterly report on Form 10-Q are forward-looking statements. Statements in this quarterly report on Form 10-Q which address activities, events or developments that the registrant expects or anticipates will or may occur in the future, including such things as future issuances of shares, future capital expenditures (including the amount and nature thereof), expansion and other development and technological trends of industry segments in which the registrant is active, business strategy, expansion and growth of the registrant's and its competitors' business and operations and other such matters are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those identified as "Risk Factors" in the registrant's Pre-Effective Amendment No. 6 to the Registration Statement on Form S-1 filed May 6, 1997. The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by the registrant. Actual results may materially differ from anticipated results described in these statements.




Summary

         The following table sets forth certain items from the Company's Condensed Consolidated Statements of Income for the periods indicated and presents the results of operations as a percentage of net sales:



                                  Quarter      Quarter
                                   Ended        Ended
                                 March 30,     March 31,
                                   1997          1996
                                 ---------     --------
     Net sales                    100.0%        100.0%
     Cost of sales                 71.3%         73.5%
                                 ---------     --------
        Gross profit               28.7%         26.5%
     Selling, general and
      administrative expenses      13.5%          13.5%
                                 ---------     --------
        Operating income           15.2%          13.0%
     Interest expense, net          3.9%           4.0%
     Provision for income taxes     4.6%           3.6%
                                 ---------     --------
        Net income                  6.7%           5.4%
                                 ---------     --------
                                 ---------     --------



Quarter Ended March 30, 1997 Compared to Quarter Ended March 31, 1996


         Net Sales. Net Sales increased 55.6% or $11.5 million, to $32.2 million in the first quarter of 1997 from $20.7 million in the first quarter of 1996. This growth was primarily the result of increased customer demand, which occurred as commercial aircraft build rates increased. In addition, net sales growth was enhanced by the expansion of existing product lines, the development of variations of existing products and the introduction of new products. The company's acquisition of Recoil and its purchase of the KELOX product line accounted for approximately $3.0 million of the increase in net sales over the comparable quarter.

         Gross Profit. Gross profit improved from $5.5 million for the first quarter in 1996 to $9.2 million during the same period in 1997. As a percentage of sales, gross profit improved from 26.5 percent to 28.7 percent. This improvement in gross profit margin was primarily due to the increase in sales volume (which resulted in a greater absorption of fixed costs) and improved productivity.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses of $4.3 million, were 56 percent higher than last year's similar period, but were constant as a percentage of sales, at 13.5 percent for each period. The $1.6 million increase in the absolute dollar amount of such expenses, however, was attributable primarily to (i) additional employee costs needed to support the increased sales volume and
(ii) the selling, general and administrative expenses of Recoil, which, due to the nature of its business, tends to have higher selling, general and administrative expenses as a percentage of net sales than the Company's Kaynar and Microdot business units.

Form 10 Q - Kaynar Technologies Inc.

    Interest Expense. Interest expense increased 54 percent to $1.3 million, up from $823,000 for the same period in the preceeding year, but decreased as a percentage of sales from 4.0 percent for the first quarter in 1996 compared to 3.9 percent for the first quarter in 1997. Interest expense was up in 1997 primarily as a result of capital expenditures and the Recoil acquisition.

    Net Income. Net income for the first quarter of 1997 increased to $2.2 million or 32 cents per share compare to $1.1 million or 16 cents per share for the same period in 1996.

Liquidity and Capital Resources

The Company generally relies upon internally generated cash flows and amounts that may be available under its revolving line of credit to satisfy working capital needs and to fund capital expenditures. Cash used in operations in the first quarter was $.3 million compared to cash used of $1.6 million in the prior year. A decrease in investment in inventories was the primary reason for the reduction in the cash used in operations relative to the prior year. To support increased sales volume and enhance productivity, capital expenditures increased to $3.1 million in the first quarter of 1997 as compared to $.9 million in the same period of the proceeding year.

On May 9, 1997 the Company received net proceeds of approximately $23.6 million from the sale of 1.8 million shares of common stock, from its initial public offering. The underwriters also have an option to acquire an additional 300,000 shares.

The Company believes that the net proceeds from the offering, internally generated cash flow and amounts that may be available under the revolving line of credit will provide adequate funds to meet its working capital needs, planned capital expenditures and debt service obligations. However, the Company's ability to fund its operations, make planned capital expenditures and make scheduled payments on, and refinance its indebtedness, depends on its future operating performance and cash flow. Future operating performance and cash flow are, in turn, subject to prevailing economic conditions and to financial, business and other factors affecting the Company, some of which are beyond the Company's control.

                              PART II--OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) Action by Written Consent of Stockholders executed on March 27, 1997:

    The stockholders unanimously elected the following individuals to serve as directors:

         Jordan A. Law
         David A. Werner
         Norman A. Barkeley
         Burton J. Kloster, Jr.
         Richard P. Strubel

(b) Action by Written Consent of Stockholders executed on May 5, 1997:

    The stockholders unanimously approved the following actions:

    (i)    Engaging in a 68-to-1 stock split of the registrant's Common Stock.
    (ii) Merging of the registrant with its wholly-owned subsidiary Kaynar Technologies Inc.
    (iii) Executing the agreement and plan of merger between registrant and Kaynar Holdings Inc.
    (iv) Authorizing, in connection with the merger, the exchange of each outstanding share of the registrant's Series A Convertible Preferred Stock for 9.953 shares of the registrant's Common Stock and 58.047 shares of the registrant's Series C Convertible Preferred Stock and of each outstanding share of Series B Preferred Stock for 68 shares of Series C Convertible Preferred Stock.
    (v) Changing the name of the registrant after the merger from "Kaynar Holdings Inc." to "Kaynar Technologies Inc."
    (vi) Authorizing the registrant to file amended and restated certificate of incorporation with the Secretary of State of Delaware.
    (vii) Authorizing the registrant to enter indemnification agreements with each director.
    (viii) Approving the registrant's 1997 Stock Incentive Plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits
    Number    Description
    --------  ------------
           2  Agreement and Plan of Merger, dated May 5, 1997, between the
              Company and Operating Company(2)
        3(i)  Amended and Restated Certificate of Incorporation of the
              Company(2)
       3(ii)  Amended and Restated Bylaws of the Company(2)
           4  Specimen of Common Stock Certificate(2)
        10.1  Amended and Restated Term Loan Agreement, dated August 12, 1996, between the Company and GECC(1)
     10.2(a)  Amended and Restated Credit Agreement, dated August 12, 1996, between Operating Company and GECC(1)
     10.2(b)  First Amendment, Consent, and Limited Waiver to Amended and
              Restated Credit Agreement, dated December 17, 1996, between
              Operating Company and GECC(1)

        10.3 Term Loan Agreement, dated August 12, 1996, between RCL Pty. and GECC(1)
        10.4 PIK Dividend Note Agreement, dated January 3, 1994, among the Company, GECC and certain other parties identified therein(1)
        10.5 Lease with The Prudential Insurance Co. of America regarding the Fullerton, California facility(1)
        10.6 Lease with West L.A. Properties regarding the Placentia, California facility(1)
        10.7 Lease with Enfield View Pty. Ltd. regarding the Oakleigh, VIC, Australia facility(1)
     10.8(a) General Terms Agreement, dated September 20, 1996, between the Company and Boeing(1)
     10.8(b) Special Business Provisions, dated September 20, 1996, between the Company and Boeing(3)
     10.9(a) Contract Award Letter of Agreement, dated April 28, 1994, between the Company and Boeing(3)
     10.9(b) Boeing Commercial Airplane Group Purchase Order Terms and Conditions(3)
       10.10  Stockholders Agreement, dated as of May 6, 1997(2)
          27  Financial Data Schedule
        99.1  Form of 1997 Stock Incentive Plan(1)
        99.2  Form of Employment Agreement for Messrs. Law and Werner(1)
        99.3 Form of Employment Agreement for Messrs. Beers, Dack, Berecz and Varholick(1)
        99.4  Employment Agreement for Kenneth D. Jones(1)
        99.5  Form of Director Indemnification Agreement(1)

---------------------------

(1) Incorporated by reference from the Initial Registration Statement on Form S-1 of the Registrant filed on February 26, 1997 (SEC File
      No. 333-22345).

(2) Incorporated by reference from Pre-Effective Amendment No. 4 to the Registration Statement on Form S-1 of the Registrant filed on May 5, 1997 (SEC File No. 333-22345).

(3) Incorporated by reference from Pre-Effective Amendment No. 6 to the Registration Statement on Form S-1 of the Registrant filed on May 6, 1997 (SEC File No. 333-22345).


(b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the quarter covered by this report.

                                      SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  KAYNAR TECHNOLOGIES INC.


                                  /s/ David A. Werner
Date:  May 13, 1997               -------------------------------------------
                                  By:  David A. Werner
                                  Title:  Executive Vice President


                                  /s/ Robert M. Nelson
Date:  May 13, 1997               -------------------------------------------
                                  By:  Robert M. Nelson
                                  Title:  Controller (Chief Accounting Officer)

                                    EXHIBIT INDEX
    Number    Description
    ------    -----------
         2    Agreement and Plan of Merger, dated May 5, 1997, between the
              Company and Operating Company(2)
      3(i)    Amended and Restated Certificate of Incorporation of the
              Company(2)
     3(ii)    Amended and Restated Bylaws of the Company(2)
         4    Specimen of Common Stock Certificate(2)
      10.1    Amended and Restated Term Loan Agreement, dated August 12, 1996, between the Company and GECC(1)
   10.2(a)    Amended and Restated Credit Agreement, dated August 12, 1996, between Operating Company and GECC(1)
   10.2(b)    First Amendment, Consent, and Limited Waiver to Amended and
              Restated Credit Agreement, dated December 17, 1996, between
              Operating Company and GECC(1)
      10.3    Term Loan Agreement, dated August 12, 1996, between RCL Pty. and
              GECC(1)
      10.4    PIK Dividend Note Agreement, dated January 3, 1994, among the
              Company, GECC and certain other parties identified therein(1)
      10.5    Lease with The Prudential Insurance Co. of America regarding the
              Fullerton, California facility(1)
      10.6    Lease with West L.A. Properties regarding the Placentia,
              California facility(1)
      10.7    Lease with Enfield View Pty. Ltd. regarding the Oakleigh, VIC,
              Australia facility(1)
   10.8(a)    General Terms Agreement, dated September 20, 1996, between the
              Company and Boeing(1)
   10.8(b)    Special Business Provisions, dated September 20, 1996, between the Company and Boeing(3)
   10.9(a)    Contract Award Letter of Agreement, dated April 28, 1994, between the Company and Boeing(3)
   10.9(b)    Boeing Commercial Airplane Group Purchase Order Terms and
              Conditions(3)
     10.10    Stockholders Agreement, dated as of May 6, 1997(2)
        27    Financial Data Schedule
      99.1    Form of 1997 Stock Incentive Plan(1)
      99.2    Form of Employment Agreement for Messrs. Law and Werner(1)
      99.3    Form of Employment Agreement for Messrs. Beers, Dack, Berecz and
              Varholick(1)
      99.4    Employment Agreement for Kenneth D. Jones(1)
      99.5    Form of Director Indemnification Agreement(1)

---------------------------
(1) Incorporated by reference from the Initial Registration Statement on Form S-1 of the Registrant filed on February 26, 1997 (SEC File No. 333-22345).

(2) Incorporated by reference from Pre-Effective Amendment No. 4 to the Registration Statement on Form S-1 of the Registrant filed on May 5, 1997 (SEC File No. 333-22345).

(3) Incorporated by reference from Pre-Effective Amendment No. 6 to the Registration Statement on Form S-1 of the Registrant filed on May 6, 1997 (SEC File No. 333-22345).