Form 10-Q
period 1997-06-29
KAYNAR TECHNOLOGIES INC
filed 1997-08-06
CIK 917193

-------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q
(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 29, 1997.
                                       OR
[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to _____________

                        Commission file number 000-22519

                            KAYNAR TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                33-0591091
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                    Identification No.)

             500 N. STATE COLLEGE BOULEVARD, ORANGE, CALIFORNIA 92868
              (Address of principal executive offices) (Zip Code)

                                 (714) 712-4900
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes            No     X
   -------       ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of August 5, 1997, the Registrant had 5,206,000 shares of Series C Convertible Preferred Stock, $.01 par value, outstanding and 3,694,000 shares of Common Stock, $.01 par value, outstanding.


-------------------------------------------------------------------------------

                 KAYNAR TECHNOLOGIES INC. AND SUBSIDIARIES

Form 10-Q - Kaynar Technologies Inc.

                                    INDEX

                                                                                 Page
                                                                                 ----
PART I -  Financial Information

ITEM 1.   Financial Statements

          Condensed Consolidated Statements of Income
           for the three months and six months ended June 29, 1997 (Unaudited)
           and the three months and six months ended June 30, 1996 (Unaudited)     1

          Condensed Consolidated Balance Sheets at
           June 29, 1997 (Unaudited) and December 31, 1996                         2

          Condensed Consolidated Statements of Cash Flows for
           the six months ended June 29, 1997 (Unaudited)
           and June 30, 1996 (Unaudited)                                           4

          Notes to Condensed Consolidated Financial Statements                     5

ITEM 2.   Managements' Discussion and Analysis of Financial
           Condition and Results of Operations                                     7

PART II - Other Information

ITEM 6.   Exhibits and Reports on Form 8-K                                        10


Form 10-Q-Kaynar Technologies Inc.
Kaynar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands except earnings per share data)

                                                                        Quarter Ended                  Six Months Ended
                                                                June 29, 1997   June 30, 1996     June 29, 1997   June 30, 1996
                                                                -------------   -------------     -------------   -------------
                                                                 Unaudited       Unaudited         Unaudited       Unaudited
Net sales, including $3,487 and $3,050 for the quarters ended
   June 29, 1997 and June 30, 1996 respectively, and $7,158
   and $6,003 for the six month periods ended June 29, 1997
   and June 30, 1996, respectively, to a related party             $37,250         $23,228          $69,452          $43,890

Cost of sales                                                       26,214          17,178           49,183           32,370
                                                                   -------         -------          -------          -------

   Gross profit                                                     11,036           6,050           20,269           11,520
                                                                   -------         -------          -------          -------

Selling, general and administrative expenses                         5,082           2,994            9,422            5,779
                                                                   -------         -------          -------          -------

   Operating income                                                  5,954           3,056           10,847            5,741

Interest expense, net                                                1,063             846            2,328            1,669
                                                                   -------         -------          -------          -------

   Income before provision for income taxes                          4,891           2,210            8,519            4,072

Provision for income taxes                                           1,958             884            3,417            1,629
                                                                   -------         -------          -------          -------

   Net income                                                       $2,933          $1,326           $5,102           $2,443
                                                                   -------         -------          -------          -------
                                                                   -------         -------          -------          -------

Earnings per share of common stock and common stock
 equivalents outstanding                                             $0.36           $0.19            $0.68            $0.36
                                                                   -------         -------          -------          -------
                                                                   -------         -------          -------          -------

Weighted average number of shares of common stock and
 common stock equivalents outstanding                                8,147           6,800            7,481            6,800
                                                                   -------         -------          -------          -------
                                                                   -------         -------          -------          -------


   The accompanying notes are an integral part of these condensed consolidated financial statements.


Form 10-Q - Kaynar Technologies Inc.

Kaynar Technologies Inc. and Subsidiaries
Condensed Consolidated Balance Sheets - Assets
(in thousands of dollars)

                                                         June 29,   December 31,
                                                           1997         1996
                                                        ---------     --------
                                                        Unaudited

Current assets:
   Cash                                                   $1,914         $909
   Marketable Securities                                   1,033            0
   Accounts receivable, including $2,587 and $1,987
    in 1997 and 1996, respectively, from a related
    party, net of allowance for doubtful accounts
    of $293 and $235 in 1997 and 1996, respectively       21,840       15,392
   Inventories                                            30,904       29,901
   Prepaid expenses and other current assets                 465          709
                                                        ---------     --------
    Total current assets                                  56,156       46,911
                                                        ---------     --------

Property, plant and equipment, at cost                    32,187       24,160
   Less - accumulated depreciation and amortization       (6,981)      (5,451)
                                                        ---------     --------
                                                          25,206       18,709
                                                        ---------     --------

Intangible assets, net of accumulated amortization
   of $348 and $167 in 1997 and 1996, respectively         7,233        7,815

Other assets                                                 162          254
                                                        ---------     --------
                                                         $88,757      $73,689
                                                        ---------     --------
                                                        ---------     --------

      The accompanying notes are an integral part of these condensed consolidated financial statements.

Form 10-Q - Kaynar Technologies Inc.

Kaynar Technologies Inc. and Subsidiaries
Condensed Consolidated Balance Sheets - Liabilities and Stockholders' Equity (in thousands of dollars)

                                                         June 29,   December 31,
                                                           1997         1996
                                                        ---------    ---------
                                                        Unaudited

Current liabilities:
   Revolving line-of-credit, to a related party             $470        $746
   Current portion of long-term debt                         963       1,457
   Current portion of capital lease obligations              258         133
   Accounts payable                                        6,272       6,105
   Accrued payroll and related expenses                    5,296       5,330
   Other accrued expenses                                  4,410       2,664
   Deferred income taxes                                     288         288
                                                        ---------    --------
       Total current liabilities                          17,957      16,723
                                                        ---------    --------

Long-term debt, primarily to a related party              26,610      45,176
Capital lease obligations                                    616         332
Deferred income taxes                                        861         832
                                                        ---------    --------
       Total long-term liabilities                        28,087      46,340
                                                        ---------    --------

Commitments and contingencies

Stockholders' equity:
   Series C Convertible Preferred stock, $0.01 par
    value; Authorized--10,000,000 shares; issued and
    outstanding--5,206,000 shares                             52          52
   Common stock, $0.01 par value; Authorized--
    20,000,000 shares; issued and outstanding--
    3,694,000 shares and 1,594,000 shares at
    June 29, 1997 and December 31, 1996, respectively         37          16
   Additional paid-in capital                             29,020       1,432
   Retained earnings                                      13,906       8,838
   Currency translation adjustment                          (302)        288
                                                        ---------    --------
       Total stockholders' equity                         42,713      10,626
                                                        ---------    --------
                                                         $88,757     $73,689
                                                        ---------    --------
                                                        ---------    --------

      The accompanying notes are an integral part of these condensed consolidated financial statements.

Form 10-Q - Kaynar Technologies Inc.

Kaynar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands of dollars)

                                                           Six Months Ended
                                                         June 29,     June 30,
                                                           1997         1996
                                                        ---------    ---------
                                                        Unaudited    Unaudited

Cash flows from operating activities:
   Net income                                             $5,102       $2,443
   Adjustments to reconcile net income to net
    cash provided by operating activities - -
     Depreciation and Amortization                         1,774        1,079
     Loss on sale of property, plant and equipment           127           58
     Changes in operating assets and liabilities--
       Increase in accounts receivable                    (6,510)      (2,973)
       Increase in inventories                            (1,008)      (3,840)
       Decrease in prepaid expenses                          225           10
       Decrease (Increase) in other assets                   281          (98)
       Increase in accounts payable                          130        1,502
       Increase in accrued expenses                        1,701        1,386
                                                        ---------    ---------
   Net cash provided by (used in) operating activities     1,822         (433)
                                                        ---------    ---------

Cash flows from investing activities:
   Purchases of property, plant and equipment             (7,881)      (2,915)
   Proceeds from sales of property, plant and equipment       83           26
   Purchases of marketable securities                     (1,033)           0
   Decrease (Increase) in intangible assets                   90         (268)
                                                        ---------    ---------
     Net cash used in investing activities                (8,741)      (3,157)
                                                        ---------    ---------
Cash flows from financing activities:
   Net (payments) borrowings on line-of-credit,
    from a related party                                    (276)       3,259
   Borrowings on long-term debt, primarily
    from a related party                                     276          755
   Payments on long-term debt, primarily to
    a related party                                      (19,565)        (400)
   Principal payments on capital lease obligations          (100)          10
   Net proceeds from issuance of common stock             27,610            0
                                                        ---------    ---------
     Net cash provided by financing activities             7,945        3,624
                                                        ---------    ---------

Effect of exchange rate changes on cash                       (21)          (1)
                                                        ---------    ---------
Net increase in cash                                        1,005           33
Cash, beginning of period                                     909           52
                                                        ---------    ---------
Cash, end of period                                        $1,914          $85
                                                        ---------    ---------
                                                        ---------    ---------

Supplemental disclosures of cash flow information:
   Cash paid during the period for
     Interest                                              $2,549       $1,532
                                                        ---------    ---------
                                                        ---------    ---------
     Income taxes                                          $3,799       $1,686
                                                        ---------    ---------
                                                        ---------    ---------

   Noncash financing activities:
     Capital lease obligations assumed for the
       purchase of equipment                                 $507         $355
                                                        ---------    ---------
                                                        ---------    ---------
     Borrowings on long-term debt for preferred
       stock dividends                                        $58          $48
                                                        ---------    ---------
                                                        ---------    ---------


      The accompanying notes are an integral part of these condensed consolidated financial statements.

Form 10-Q - Kaynar Technologies Inc.

                  Kaynar Technologies Inc. and Subsidiaries

            Notes to Condensed Consolidated Financial Statements
                                June 29, 1997
           (Amounts in thousands, except for earnings per share)

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

         The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods reported. The results of operations for the three months ended June 29, 1997 are not necessarily indicative of the results to be expected for the full year.

         The Company's fiscal quarters are on a 13 week basis. The second quarter of 1997 ended on June 29, 1997 (the Sunday nearest to June 30, 1997). Last year's second quarter ended on June 30, 1996.

(2)  MARKETABLE SECURITIES

       The Company invests excess cash in a money market fund that invests in short term (maturities of 397 days or less) direct obligations of the U.S. Treasury and repurchase agreements secured by such obligations.

(3)  INVENTORIES

       Inventories are stated at the lower of cost (FIFO) or market and include the cost of material, labor and factory overhead. Inventories consist of the following at June 29, 1997 and December 31, 1996:

                                                      1997         1996
                                                    -------      -------
     Finished goods                                  $8,537       $8,781
     Components                                       4,804        4,628
     Work in progress                                 9,994        9,151
     Raw materials                                    2,616        2,790
     Supplies and small tools                         4,953        4,551
                                                    -------      -------
                                                    $30,904      $29,901
                                                    -------      -------
                                                    -------      -------

(4)  EARNINGS PER SHARE

       Earnings per common share and common share equivalent are computed on the basis of the weighted average number of common shares outstanding. The outstanding Series C Convertible Preferred Stock are common share equivalents.

Form 10-Q - Kaynar Technologies Inc.

(5)  ACQUISITION

       The Company acquired an Australian corporation (Recoil) in mid August 1996. The acquisition has been accounted for in accordance with the purchase method of accounting. The Company's condensed consolidated financial statements include Recoil's results of operations from the effective acquisition date.

         The following unaudited pro forma consolidated statement of income information presents the results of the Company's operations for the quarter and six months ended June 30, 1996, as though the acquisition of Recoil had occurred as of the beginning of that period:

                                            Qtr Ended     Six Months Ended
                                             June 30,         June 30,
                                               1996             1996
                                            ---------        ---------
     Net Sales                               $25,700          $48,750
                                            ---------        ---------
                                            ---------        ---------
     Net Income                               $1,491           $2,840
                                            ---------        ---------
                                            ---------        ---------
     Earnings per Share                        $0.22            $0.42
                                            ---------        ---------
                                            ---------        ---------

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

(6)  INCOME TAXES

       Income taxes are provided using the estimated effective tax rates for the years ended December 31, 1996 and December 31, 1997.

(7)  INITIAL PUBLIC OFFERING OF COMMON STOCK

         In May 1997, the Company completed a public sale of 2.1 million shares of common stock at an offering price of $14.50 per share. The net proceeds approximated $27.6 million.

Form 10-Q - Kaynar Technologies Inc.

                  Kaynar Technologies Inc. and Subsidiaries

                    Managements' Discussion and Analysis
              Of Financial Condition and Results of Operations


Forward-Looking Statements

         Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operation, particularly in the three paragraphs entitled "Liquidity and Capital Resources," and elsewhere in this quarterly report on Form 10-Q are forward-looking statements. Statements in this quarterly report on Form 10-Q which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as expansion and growth of the Company's business and operations and other such matters are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those identified as "Risk Factors" in the Company's Pre-Effective Amendment No. 6 to the Registration Statement on Form S-1 filed May 6, 1997. The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. Actual results may materially differ from the anticipated results described in these statements.

Summary

         The following table sets forth certain items from the Company's Condensed Consolidated Statements of Income for the periods indicated and presents the results of operations as a percentage of net sales:


                                                             Quarter Ended           Six Months Ended
                                                          June 29,    June 30,     June 29,   June 30,
                                                            1997        1996         1997       1996
                                                          --------    --------     --------   --------
  Net sales                                                100.0%      100.0%       100.0%     100.0%
  Cost of sales                                             70.4%       74.0%        70.8%      73.8%
                                                          --------    --------     --------   --------
     Gross profit                                           29.6%       26.0%        29.2%      26.2%
  Selling, general and administrative expenses              13.6%       12.9%        13.6%      13.2%
                                                          --------    --------     --------   --------
     Operating income                                       16.0%       13.1%        15.6%      13.0%
  Interest expense, net                                      2.9%        3.6%         3.4%       3.8%
  Provision for income taxes                                 5.3%        3.8%         4.9%       3.7%
                                                          --------    --------     --------   --------
     Net income                                              7.8%        5.7%         7.3%       5.5%
                                                          --------    --------     --------   --------
                                                          --------    --------     --------   --------


Quarter Ended June 29, 1997 Compared to Quarter Ended June 30, 1996

         Net Sales. Net sales increased 61 percent or $14.1 million, to $37.3 million in the second quarter of 1997 from $23.2 million in the second quarter of 1996. This growth was primarily the result of increased customer demand, which occurred as commercial aircraft build rates increased. In addition, net sales growth was enhanced by the expansion of existing product lines, the development of variations of existing products and the introduction of new products. The Company's acquisition of Recoil accounted for approximately $3.3 million of the increase in net sales over the comparable quarter.

         Gross Profit. Gross profit improved from $6.1 million for the second quarter in 1996 to $11.0 million during the same period in 1997. As a percentage of sales, gross profit improved from 26.0 percent to 29.6 percent. This improvement in gross profit margin was primarily due to the increase in sales volume (which resulted in a greater absorption of fixed costs) and improved productivity.

Form 10-Q - Kaynar Technologies Inc.


         Selling, General and Administrative Expenses. Selling, general and administrative expenses of $5.1 million, were 70 percent higher than last year's similar period, and were up 0.7 percent as a percentage of sales. The $2.1 million increase in these expenses was attributable primarily to (i) additional employee costs needed to to support the increased sales volume and
(ii) the selling, general and administrative expenses of Recoil, which due to the nature of its business, tends to have higher selling, general and administrative expenses as a percentage of net sales than the Company's other business units.

         Interest Expense. Interest expense increased 30 percent to $1.1 million, up from $846,000 for the same quarter in the preceding year, but decreased as a percentage of sales from 3.6 percent for the second quarter in 1996 compared to 2.9 percent for the second quarter in 1997. Interest expense was up in 1997 as a result of working capital requirements, capital expenditures and the Recoil acquisition. However, the interest expense was limited by the Company's prepayment of approximately $24.6 million of debt in the second quarter of 1997 with proceeds received from the Company's initial public offering.

         Net Income. Net income for the second quarter of 1997 increased to $2.9 million or 36 cents per share compared to $1.3 million or 19 cents per share for the same period in 1996.

Six Months Ended June 29, 1997 Compared to the Six Months Ended June 30, 1996

         Net Sales. Net sales increased 58.2 percent or $25.6 million, to $69.5 million in the first six months of 1997 from $43.9 million in same period of 1996. This growth was primarily the result of increased customer demand, which occurred as commercial aircraft build rates increased. In addition, net sales growth was enhanced by the expansion of existing product lines, the development of variations of existing products and the introduction of new products. The company's acquisition of Recoil and its purchase of the KELOX product line accounted for approximately $6.9 million of the increase in net sales over the six month period.

         Gross Profit. Gross profit improved from $11.5 million for the first six months in 1996 to $20.3 million during the same period in 1997. As a percentage of sales, gross profit improved from 26.2 percent to 29.2 percent. This improvement in gross profit margin was primarily due to the increase in sales volume (which resulted in a greater absorption of fixed costs) and improved productivity.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses of $9.4 million, were 63 percent higher than last year's similar period, and were up 0.4 percent as a percentage of sales. The $3.6 million increase in these expenses was attributable primarily to (i) additional employee costs needed to to support the increased sales volume and
(ii) the selling, general and administrative expenses of Recoil, which due to the nature of its business, tends to have higher selling, general and administrative expenses as a percentage of net sales than the Company's other business units.

         Interest Expense. Interest expense increased 35 percent to $2.3 million, up from $1.7 million for the same six months in the preceding year, but decreased as a percentage of sales from 3.8 percent for the first six months in 1996 compared to 3.4 percent for the first six months in 1997. Interest expense was up in 1997 as a result of working capital requirements, capital expenditures and the Recoil acquisition. However, the interest expense was limited by the Company's prepayment of approximately $24.6 million of debt in the second quarter of 1997 with proceeds received from the Company's initial public offering.

         Net Income. Net income for the first six months of 1997 increased to $5.1 million or 68 cents per share compared to $2.4 million or 36 cents per share for the same period in 1996.

Form 10-Q - Kaynar Technologies Inc.


Liquidity and Capital Resources

The Company generally relies upon internally generated cash flows and amounts that may be available under its Revolving Line of Credit to satisfy working capital needs and to fund capital expenditures. Cash provided by operations in the first six months was $1.8 million compared to cash used of $400,000 in the prior year. A higher net income and a decrease in the rate of investment in inventories, offset by a greater increase in accounts receivable and a decrease in the rate of increase in accounts payable were the primary reasons for the increase in cash provided by operations relative to the same period for the prior year. To support increased sales volume, improve productivity, and provide installation tooling for lease to customers, capital expenditures increased to $7.9 million in the first six months of 1997 as compared to $2.9 million in the same period of the preceding year.

In May 1997, the Company received net proceeds of approximately $27.6 million from the sale of 2.1 million shares of common stock, from its initial public offering.

The Company believes that the net proceeds from the initial public offering (of which $24.6 million was used to pay down debt), internally generated cash flow and amounts that may be available under the revolving line of credit, which was increased from a potential maximum of $15 million to $21 million, will provide adequate funds to meet its working capital needs, planned capital expenditures and debt service obligations. However, the Company's ability to fund its operations, make planned capital expenditures and make scheduled payments on, and refinance its indebtedness, depends on its future operating performance and cash flow. Future operating performance and cash flow are, in turn, subject to prevailing economic conditions and to financial, business and other factors affecting the Company, some of which are beyond the Company's control.

                           PART II--OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

          Number  Description
          ------  ------------

             2.2 Recapitalization Agreement with General Electric Capital Corporation ("GECC"), dated May 5, 1997.

         10.2(c)  Amendment and Limited Waiver with GECC, dated April 30,
                  1997.

         10.2(d) Third Amendment and Limited Waiver with GECC, dated June 25, 1997.

         10.6(b) Amendment to Lease with West L.A. Properties dated August 21, 1996.

              27  Financial Data Schedule.

            99.6 Indemnification and Contribution Agreement with GECC, dated May 5, 1997.

(b)  Reports of Form 8-K.

     No reports on Form 8-K were filed during the quarter covered by this report.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KAYNAR TECHNOLOGIES INC.


                                   /s/ D.A. Werner
Date:  August 5, 1997              ----------------------------
                                   By:  David A. Werner
                                   Title:  Executive Vice President


                                   /s/ Robert M. Nelson
Date:  August 5, 1997              ----------------------------
                                   By:  Robert M. Nelson
                                   Title:  Controller (Chief Accounting Officer)

                                  EXHIBIT INDEX

          Number  Description
          ------  ------------

             2.2 Recapitalization Agreement with General Electric Capital Corporation ("GECC"), dated May 5, 1997.

         10.2(c)  Amendment and Limited Waiver with GECC, dated April 30,
                  1997.

         10.2(d) Third Amendment and Limited Waiver with GECC, dated June 25, 1997.

         10.6(b) Amendment to Lease with West L.A. Properties dated August 21, 1996.

              27  Financial Data Schedule.

            99.6 Indemnification and Contribution Agreement with GECC, dated May 5, 1997.