Form 10-Q
period 1997-09-28
KAYNAR TECHNOLOGIES INC
filed 1997-11-12
CIK 917193

-------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q
(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 28, 1997.
                                       OR
[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to _____________

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

Yes   X        No
   -------       ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of November 10, 1997, the Registrant had 5,206,000 shares of Series C Convertible Preferred Stock, $.01 par value, outstanding and 3,694,000 shares of Common Stock, $.01 par value, outstanding.


-------------------------------------------------------------------------------

                KAYNAR TECHNOLOGIES INC. AND SUBSIDIARIES

Form 10-Q - Kaynar Technologies Inc.

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

PART I -   Financial Information                                             1

  ITEM 1.  Financial Statements                                              1

           Condensed Consolidated Statements of Income
             for the quarter and nine months ended
             September 28, 1997 (Unaudited)
             and the quarter and nine months ended
             September 29, 1996 (Unaudited)                                  1

           Condensed Consolidated Balance Sheets at
             September 28, 1997 (Unaudited) and December 31, 1996            2

           Condensed Consolidated Statements of Cash Flows for
             the nine months ended September 28, 1997 (Unaudited)
             and September 29, 1996 (Unaudited)                              4

           Notes to Condensed Consolidated Financial Statements              5

  ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               7

PART II -  Other Information                                                10

  ITEM 2.  Changes in Securities and Use of Proceeds                        10

  ITEM 6.  Exhibits and Reports on Form 8-K                                 10

Form 10-Q - Kaynar Technologies Inc.

PART I - Financial Information

  ITEM 1.  Financial Statements

Kaynar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except earnings per share data)

                                                                         Quarter Ended             Nine Months Ended
                                                                 Sept 28, 1997  Sept 29, 1996  Sept 28, 1997  Sept 29, 1996
                                                                 -------------  -------------  -------------  -------------
                                                                   Unaudited      Unaudited      Unaudited      Unaudited

Net sales, including $2,970 and $3,217 for the quarters ended
    September 28, 1997 and September 29, 1996 respectively,
    and $10,128 and $9,220 for the nine month periods ended
    September 28, 1997 and September 29, 1996,
    respectively, to a related party                                 $37,884       $26,013        $107,336       $69,903

Cost of sales                                                         25,981        19,440          75,164        51,810
                                                                    --------       -------        --------       -------
    Gross profit                                                      11,903         6,573          32,172        18,093
                                                                    --------       -------        --------       -------
Selling, general and administrative expenses                           5,592         3,503          15,014         9,282
                                                                    --------       -------        --------       -------
    Operating income                                                   6,311         3,070          17,158         8,811

Interest expense, net                                                    666         1,082           2,994         2,751
                                                                    --------       -------        --------       -------
    Income before provision for income taxes                           5,645         1,988          14,164         6,060

Provision for income taxes                                             2,257           795           5,674         2,424
                                                                    --------       -------        --------       -------
    Net income                                                        $3,388        $1,193          $8,490        $3,636
                                                                    --------       -------        --------       -------
                                                                    --------       -------        --------       -------
Earnings per share of common stock and common stock
  equivalents outstanding                                              $0.38         $0.18           $1.07         $0.53
                                                                    --------       -------        --------       -------
                                                                    --------       -------        --------       -------
Weighted average number of shares of common stock and
   common stock equivalents outstanding                                8,900         6,800           7,921         6,800
                                                                    --------       -------        --------       -------
                                                                    --------       -------        --------       -------

    The accompanying notes are an integral part of these condensed consolidated financial statements.

Form 10-Q - Kaynar Technologies Inc.

Kaynar Technologies Inc. and Subsidiaries
Condensed Consolidated Balance Sheets - Assets
(in thousands of dollars)

                                                             September 28,      December 31,
                                                                 1997              1996
                                                             ------------       ------------
                                                               Unaudited
Current assets:
    Cash                                                             $403              $909
    Marketable Securities                                           1,396                 0
    Accounts receivable, including $2,086 and $1,987
     in 1997 and 1996, respectively, from a related
     party, net of allowance for doubtful accounts
     of $296 and $235 in 1997 and 1996, respectively               22,743            15,392
    Inventories                                                    32,505            29,901
    Prepaid expenses and other current assets                         605               709
                                                                ----------       ----------
        Total current assets                                       57,652            46,911
                                                                ----------       ----------
Property, plant and equipment, at cost                             35,835            24,160
    Less - accumulated depreciation and amortization               (7,840)           (5,451)
                                                                ----------       ----------
                                                                   27,995            18,709
                                                                ----------       ----------
Intangible assets, net of accumulated amortization of $430
     and $167 in 1997 and 1996, respectively                        7,080             7,815

Other assets                                                          116               254
                                                                ----------       ----------
                                                                  $92,843           $73,689
                                                                ----------       ----------
                                                                ----------       ----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

Form 10-Q - Kaynar Technologies Inc.

Kaynar Technologies Inc. and Subsidiaries
Condensed Consolidated Balance Sheets - Liabilities and Stockholders' Equity (in thousands of dollars)

                                                                                  September 28,     December 31,
                                                                                      1997              1996
                                                                                  ------------      -----------
                                                                                    Unaudited

Current liabilities:
    Revolving line-of-credit, to a related party                                        $188           $746
    Current portion of long-term debt                                                  1,064          1,457
    Current portion of capital lease obligations                                         260            133
    Accounts payable                                                                   6,757          6,105
    Accrued payroll and related expenses                                               6,747          5,330
    Other accrued expenses                                                             3,677          2,664
    Deferred income taxes                                                                653            288
                                                                                  ----------     ----------
        Total current liabilities                                                     19,346         16,723
                                                                                  ----------     ----------
Long-term debt, primarily to a related party                                          26,580         45,176
Capital lease obligations                                                                559            332
Deferred income taxes                                                                    560            832
                                                                                  ----------     ----------
        Total long-term liabilities                                                   27,699         46,340
                                                                                  ----------     ----------
Commitments and contingencies

Stockholders' equity:
    Series C Convertible Preferred stock, $0.01 par value; Authorized--
     10,000,000 shares; issued and outstanding--5,206,000 shares                          52             52
     Common stock, $0.01 par value; Authorized--20,000,000 shares;
     issued and outstanding--3,694,000 shares and 1,594,000 shares
     at September 28, 1997 and December 31, 1996, respectively                            37             16
    Additional paid-in capital                                                        29,020          1,432
    Retained earnings                                                                 17,294          8,838
    Currency translation adjustment                                                     (605)           288
                                                                                  ----------     ----------
        Total stockholders' equity                                                    45,798         10,626
                                                                                  ----------     ----------
                                                                                     $92,843        $73,689
                                                                                  ----------     ----------
                                                                                  ----------     ----------


The accompanying notes are an integral part of these condensed consolidated financial statements.

Form 10-Q - Kaynar Technologies Inc.

Kaynar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands of dollars)

                                                                          Nine Months Ended
                                                                     Sept 28, 1997  Sept 29, 1996
                                                                     -------------  -------------
                                                                       Unaudited      Unaudited

Cash flows from operating activities:
  Net income                                                             $8,490         $3,636
  Adjustments to reconcile net income to net
    cash provided by operating activities --
      Depreciation and amortization                                       2,747          1,844
      Loss on sale of property, plant and equipment                         155             50
      Changes in operating assets and liabilities--
        Increase in accounts receivable                                  (7,431)        (4,141)
        Increase in inventories                                          (2,585)        (4,898)
        Decrease (Increase) in prepaid expenses                             143             (1)
        Decrease in other assets                                            164             40
        Increase in accounts payable                                        604          1,551
        Increase in accrued expenses                                      2,427          2,192
                                                                     ----------     ----------
      Net cash provided by operating activities                           4,714            273
                                                                     ----------     ----------
Cash flows from investing activities:
  Purchases of property, plant and equipment                            (11,585)        (4,365)
  Proceeds from sales of property, plant and equipment                       85             40
  Purchases of marketable securities                                     (1,396)             0
  Acquisition, net of acquired cash of $34                                    0        (12,160)
  Decrease (Increase) in intangible assets                                  217           (109)
                                                                     ----------     ----------
      Net cash used in investing activities                             (12,679)       (16,594)
                                                                     ----------     ----------

Cash flows from financing activities:
  Net (payments) borrowings on line-of-credit, from a related party        (558)         2,299
  Borrowings on long-term debt, primarily from a related party              261         14,871
  Payments on long-term debt, primarily to a related party              (19,665)          (600)
  Principal payments on capital lease obligations                          (156)           (79)
  Net proceeds from issuance of common stock                             27,610              0
                                                                     ----------     ----------
      Net cash provided by financing activities                           7,492         16,491
                                                                     ----------     ----------

Effect of exchange rate changes on cash                                     (33)             0
                                                                     ----------     ----------
Net decrease (increase) in cash                                            (506)           170
Cash, beginning of period                                                   909             52
                                                                     ----------     ----------
Cash, end of period                                                        $403           $222
                                                                     ----------     ----------
                                                                     ----------     ----------

Supplemental disclosures of cash flow information:
  Cash paid during the period for
    Interest                                                             $3,329         $2,412
                                                                     ----------     ----------
                                                                     ----------     ----------
    Income taxes                                                         $6,311         $2,388
                                                                     ----------     ----------
                                                                     ----------     ----------

  Noncash financing activities:
    Capital lease obligations assumed for the purchase
     of equipment                                                          $507           $355
                                                                     ----------     ----------
                                                                     ----------     ----------
    Borrowings on long-term debt for preferred stock dividends              $58            $72
                                                                     ----------     ----------
                                                                     ----------     ----------


               The accompanying notes are an integral part of
             these condensed consolidated financial statements.

Form 10-Q - Kaynar Technologies Inc.

                Kaynar Technologies Inc. and Subsidiaries

          Notes to Condensed Consolidated Financial Statements
                            September 28, 1997
          (Amounts in thousands, except for earnings per share)

(1)  BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements have been prepared on the same basis as the consolidated financial statements for the year ended December 31, 1996.
These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Registration Statement on Form S-1 dated May 6, 1997 for the year ended December 31, 1996.

     The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods reported. The results of operations for the three months and nine months ended September 28, 1997 are not necessarily indicative of the results to be expected for the full year.

     The Company's fiscal quarters are on a 13 week basis. The third quarter of 1997 ended on September 28, 1997 (the Sunday nearest to September 30, 1997). Last year's third quarter ended on September 29, 1996.

(2)  MARKETABLE SECURITIES

     The Company invests excess cash in a money market fund that invests in short term (maturities of 397 days or less) direct obligations of the U.S. Treasury and repurchase agreements secured by such obligations.

(3)  INVENTORIES

     Inventories are stated at the lower of cost (FIFO) or market and include the cost of material, labor and factory overhead. Inventories consist of the following at September 28, 1997 and December 31, 1996:

                                               1997          1996
                                           --------       -------
             Finished goods                  $9,250        $8,781
             Components                       4,728         4,628
             Work in progress                10,095         9,151
             Raw materials                    3,019         2,790
             Supplies and small tools         5,413         4,551
                                           --------       -------
                                            $32,505       $29,901
                                           --------       -------
                                           --------       -------

(4)  EARNINGS PER SHARE

     Earnings per common share and common share equivalent are computed on the basis of the weighted average number of common shares outstanding. The outstanding Series C Convertible Preferred Stock are common share equivalents. Stock options granted are insignificant in the earnings per share calculation.

Form 10-Q - Kaynar Technologies Inc.

(5)  ACQUISITION

     The Company acquired an Australian corporation (Recoil) in mid August 1996. The acquisition has been accounted for in accordance with the purchase method of accounting. The Company's condensed consolidated financial statements include Recoil's results of operations from the effective acquisition date.

     The following unaudited pro forma consolidated statement of income information presents the results of the Company's operations for the quarter and nine months ended September 30, 1996, as though the acquisition of Recoil had occurred as of the beginning of that period:

                                         Qtr Ended   Nine Months Ended
                                          Sept 30,       Sept 30,
                                            1996           1996
                                         ---------     ----------

              Net Sales                   $27,094        $75,844
                                         ---------     ----------
                                         ---------     ----------
              Net Income                   $1,241         $4,081
                                         ---------     ----------
                                         ---------     ----------
              Earnings per Share            $0.18          $0.60
                                         ---------     ----------
                                         ---------     ----------

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

Form 10-Q - Kaynar Technologies Inc.

  ITEM 2. Management's Discussion and Analysis Of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

     Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operation, particularly in the three paragraphs entitled "Liquidity and Capital Resources," and elsewhere in this quarterly report on Form 10-Q are forward-looking statements. Statements in this quarterly report on Form 10-Q which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures, expansion and growth of the Company's and its customers' business and operations and other such matters are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those identified as "Risk Factors" in the Company's Pre-Effective Amendment No. 6 to the Registration Statement on Form S-1 filed May 6, 1997. The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. Actual results may materially differ from the anticipated results described in these statements.


SUMMARY

     The following table sets forth certain items from the Company's Condensed Consolidated Statements of Income for the periods indicated and presents the results of operations as a percentage of net sales:

                                                 Quarter Ended       Nine Months Ended
                                               Sept 28,  Sept 29,   Sept 28,   Sept 29,
                                                 1997      1996       1997       1996
                                                ------    ------     ------     ------
Net sales                                       100.0%    100.0%     100.0%     100.0%
Cost of sales                                    68.6%     74.7%      70.0%      74.1%
                                                ------    ------     ------     ------
  Gross profit                                   31.4%     25.3%      30.0%      25.9%
Selling, general and administrative expenses     14.8%     13.5%      14.0%      13.3%
                                                ------    ------     ------     ------
  Operating income                               16.6%     11.8%      16.0%      12.6%
Interest expense, net                             1.8%      4.2%       2.8%       3.9%
Provision for income taxes                        6.0%      3.1%       5.3%       3.5%
                                                ------    ------     ------     ------
  Net income                                      8.8%      4.5%       7.9%       5.2%
                                                ------    ------     ------     ------
                                                ------    ------     ------     ------

QUARTER ENDED SEPTEMBER 28, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 29, 1996

     NET SALES. Net sales increased 46 percent or $11.9 million, to $37.9 million in the third quarter of 1997 from $26.0 million in the third quarter of 1996. This growth was primarily the result of increased customer demand, which occurred as commercial aircraft build rates increased. In addition, net sales growth was enhanced by the expansion of existing product lines, the development of variations of existing products and the introduction of new products. The Company's August 1996 acquisition of Recoil accounted for approximately $1.8 million of the increase in net sales in the third quarter of 1997 over the comparable quarter in 1996.

     GROSS PROFIT. Gross profit improved from $6.6 million for the third quarter in 1996 to $11.9 million during the same period in 1997. As a percentage of sales, gross profit improved from 25.3 percent to 31.4 percent. This improvement in gross profit margin was primarily due to the increase in sales volume (which resulted in a greater absorption of fixed costs) and improved productivity.

Form 10-Q - Kaynar Technologies Inc.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses of $5.6 million, were 60 percent higher than last year's similar period, and were up 1.3 percent as a percentage of sales. The $2.1 million increase in these expenses was attributable primarily to (i) additional employee costs needed to to support the increased sales volume and
(ii) the selling, general and administrative expenses of Recoil, which due to the nature of its business, tends to have higher selling, general and administrative expenses as a percentage of net sales than the Company's other business units.

     INTEREST EXPENSE. Interest expense decreased 38 percent to $666,000, down from $1.1 million for the same quarter in the preceding year, and decreased as a percentage of sales from 4.2 percent for the third quarter in 1996 compared to 1.8 percent for the third quarter in 1997. Interest expense was down in 1997 as a result of the Company's prepayment of approximately $24.6 million of debt in the second quarter of 1997 with proceeds received from the Company's initial public offering.

     NET INCOME. Net income for the third quarter of 1997 increased to $3.4 million or 38 cents per share compared to $1.2 million or 18 cents per share for the same period in 1996.

     BACKLOG. Backlog was up $24.6 million for the quarter and as of September 28, 1997 amounted to $88.3 million, as compared to $63.7 million at September 29, 1996.

NINE MONTHS ENDED SEPTEMBER 28, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 29, 1996

     NET SALES. Net sales increased 54 percent or $37.4 million, to $107.3 million in the first nine months of 1997 from $69.9 million in same period of 1996. This growth was primarily the result of increased customer demand, which occurred as commercial aircraft build rates increased. In addition, net sales growth was enhanced by the expansion of existing product lines, the development of variations of existing products and the introduction of new products. The Company's acquisition of Recoil accounted for approximately $7.7 million of the increase in net sales over the nine month period.

     GROSS PROFIT. Gross profit improved from $18.1 million for the first nine months in 1996 to $32.2 million during the same period in 1997. As a percentage of sales, gross profit improved from 25.9 percent to 30.0 percent. This improvement in gross profit margin was primarily due to the increase in sales volume (which resulted in a greater absorption of fixed costs) and improved productivity.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses of $15.0 million, were 62 percent higher than last year's similar period, and were up 0.7 percent as a percentage of sales. The $5.7 million increase in these expenses was attributable primarily to (i) additional employee costs needed to to support the increased sales volume and
(ii) the selling, general and administrative expenses of Recoil, which due to the nature of its business, tends to have higher selling, general and administrative expenses as a percentage of net sales than the Company's other business units.

     INTEREST EXPENSE. Interest expense increased 7 percent to $3.0 million, up from $2.8 million for the same nine months in the preceding year, but decreased as a percentage of sales from 3.9 percent for the first nine months in 1996 compared to 2.8 percent for the first nine months in 1997. Interest expense was up in 1997 as a result of working capital requirements, capital expenditures and the Recoil acquisition. However, the interest expense was limited by the Company's prepayment of approximately $24.6 million of debt in the second quarter of 1997 with proceeds received from the Company's initial public offering.

     NET INCOME. Net income for the first nine months of 1997 increased to $8.5 million or 1.07 cents per share compared to $3.6 million or 53 cents per share for the same period in 1996.

     BACKLOG. Backlog increased $22.8 million or 39% from the beginning of 1997. Backlog at September 28, 1997 was $88.3 million. This compares with $63.7 million at September 29, 1996.

Form 10-Q - Kaynar Technologies Inc.


LIQUIDITY AND CAPITAL RESOURCES

     The Company generally relies upon internally generated cash flows and amounts that may be available under its Revolving Line of Credit to satisfy working capital needs and to fund capital expenditures. Cash provided by operations in the first nine months was $4.7 million compared to $273,000 in the prior year. A higher net income and a decrease in the rate of investment in inventories was offset by a greater increase in accounts receivable and a decrease in the rate of increase in accounts payable were the primary reasons for the increase in cash provided by operations relative to the same period for the prior year. To support increased sales volume, improve productivity, and provide installation tooling for lease to customers, capital expenditures increased to $11.6 million in the first nine months of 1997 as compared to $4.4 million in the same period of the preceding year.

     In August 1996, the Company purchased its Recoil business for approximately $12.2 million and the assumption of certain liabilities. In May 1997, the Company received net proceeds of approximately $27.6 million from the sale of 2.1 million shares of common stock, from its initial public offering.

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

RECENT DEVELOPMENTS

     On October 3, 1997, the commercial aircraft group of Boeing Co. announced a temporary shutdown in certain aircraft assembly lines due to disruptions resulting from recent increases in production rates. Although Boeing and a number of subcontractors supplying Boeing are significant customers of the Company, at this point in time, management does not believe that there will be a material impact on the Company. However, in the event that the production shutdown lasts longer than presently expected or Boeing suffers additional production disruptions in the future, the Company may be adversely affected. Furthermore, since a significant part of the Company's increase in net sales during the present fiscal year has resulted from increases in commercial aircraft build rates, to the extent that Boeing reduces or declines to increase such build rates may reduce future growth in Company sales.

     The Company is negotiating, but has not yet finalized, several amendments in its credit agreements with General Electric Capital
Corporation. Among other things, the amendments would lower the annual interest rate on indebtedness by approximately 3% per year, provide for a two year extension of repayment schedule of the term loan, and modify certain financial covenants.

     Recent increases in sales and production of Company products have resulted in the Company approaching the point of full utilization of its existing facilities for one of the Company's business units. To increase production capacity, the Company plans on leasing approximately 50,000 square feet of additional manufacturing and office space in the southern California area in the near future. However, the Company has not yet entered into any definitive leasing arrangements and delays or failure to lease appropriate space could adversely affect the Company's growth. Any such expansion in production capacity will result in additional operating and capital expenses.

PART II - OTHER INFORMATION

  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The following information regarding use of proceeds is being disclosed in connection with the Company's initial public offering, which was completed on May 9, 1997. All data presented is as of September 28, 1997.

(1) The Company filed a registration statement on Form S-1 (SEC File No. 333-22345) which was declared effective on May 6, 1997.

(2)  The offering commenced on May 6, 1997.

(3)  The offering did not terminate before any securities were sold.

(4) All shares of securities in the offering were sold. The co-managing underwriters of the offering were Lehman Brothers and PaineWebber
Incorporated. The securities registered were shares of common stock of the Company.

COMMON STOCK                        Company             Selling Security Holder
------------                      -----------            ----------------------

Amount registered                   2,100,000                   200,000
Aggregate price of offering       $30,450,000                $2,900,000
  amount registered
Amount sold                         2,100,000                   200,000
Aggregate offering price of       $30,450,000                $2,900,000
  amount sold

                                Direct or indirect         Direct or indirect
                                 payments to directors,     payments to others
                                 officers, general
                                 partners of the Company
                                 or their associates; to
                                 persons owning 10% or
                                 more of any class of
                                 equity securities of the
                                 Company; and to affiliates
                                 of the Company
--------------------------       --------------------------  -----------------
Underwriting discounts and               $0                  $2,131,500
  commissions
Finders' fees                            $0                       $0
Expenses paid to or for                  $0                       $0
  underwriters
Other expenses                           $0                  $  708,500*
Total expenses                           $0                  $2,840,000

*Estimated

The net offering proceeds to the Company after deducting the total expenses described above were $27,610,000.


                                Direct or indirect         Direct or indirect
                                 payments to directors,     payments to others
                                 officers, general
                                 partners of the Company
                                 or their associates; to
                                 persons owning 10% or
                                 more of any class of
                                 equity securities of the
                                 Company; and to affiliates
                                 of the Company
--------------------------       --------------------------  -----------------
Construction of plant, building            $0                       $0
and facilities

Purchase and installation of               $0                       $0
machinery and equipment

Purchase of real estate                    $0                       $0

Acquisition of other                       $0                       $0
business(es)

Repayment of indebtedness            $24,600,000                    $0

Working capital                            $0                   $1,614,000*

TEMPORARY INVESTMENT(SPECIFY)

Government securities fund                 $0                   $1,396,000

OTHER PURPOSES (SPECIFY)

None                                       $0                       $0

*Estimated

The Company has used materially greater amounts of net proceeds to pay down debt than as described in the registration statement.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         Number      Description
         ------      -----------

           27        Financial Data Schedule.

(b)  Reports of Form 8-K.

     No reports on Form 8-K were filed during the quarter covered by this report.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       KAYNAR TECHNOLOGIES INC.


                                       /s/ David A. Werner
Date: November 10, 1997                --------------------------------------
                                       By: David A. Werner
                                       Title: Executive Vice President


                                       /s/ Robert M. Nelson
Date: November 10, 1997                --------------------------------------
                                       By: Robert M. Nelson
                                       Title: Controller (Chief
                                       Accounting Officer)