Form 10-K
period 1997-12-31
KAYNAR TECHNOLOGIES INC
filed 1998-03-24
CIK 917193

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-K

                        ANNUAL REPORT PURSUANT TO SECTION 13
             [x]  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended DECEMBER 31, 1997

                                         OR
                      TRANSITION REPORT PURSUANT TO SECTION 13
             [ ]  OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                           Commission File No.  000-22519

                              KAYNAR TECHNOLOGIES INC.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

        DELAWARE                                                  33-0591091
------------------------------                                ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

500 N. State College Blvd., Suite 1000, Orange, California        92868-1638
----------------------------------------------------------    ------------------
(Address of principal executive offices)                          (Zip Code)

     Registrant's telephone number, including area code:  (714)712-4900

          Securities registered pursuant to Section 12(b) of the Act:

                               Title of each class
                        --------------------------------
                          Common Stock, $.01 par value


            Securities registered pursuant to Section 12(g) of the Act:

                                      None
-------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO
                                                  ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $66.2 million as of January 30, 1998 based on the closing sales price of $26.75 of the registrant's Common Stock as reported on the NASDAQ National Market as of such date.

The number of shares of common stock outstanding on January 30, 1998 was 3,704,000.

                     DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

     (a) Those sections of registrant's Annual Report to stockholders for the year ended December 31, 1997 (the "1997 Annual Report"), incorporated partially in Part I and Part II hereof (see Exhibit 13.1), and

     (b) Those sections of registrant's Proxy Statement to be filed with the Commission in connection with its 1998 Annual Meeting of stockholders to be held on April 28, 1998 (the "1997 Proxy Statement"), incorporated partially in Part III hereof.

                 FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     Certain statements contained in the Form 10-K and documents incorporated by reference are forward-looking statements. Statements in this annual report on Form 10-K which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures, expansion and growth of the Company's and its customers' business and operations and other such matters are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those identified as "Risk Factors" in the Company's Pre-Effective Amendment No. 6 to the Registration Statement on Form S-1 filed May 6, 1997. The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. Actual results may materially differ from the anticipated results described in these statements.

                                    PART I

ITEM 1.   BUSINESS

     Kaynar Technologies Inc. (the "Company") designs, develops, and manufactures a wide range of specialty components and tooling systems and provides related services used primarily by original equipment manufacturers
(OEMs) and their subcontractors to produce aircraft and defense products. The Company serves virtually all major airframe and aircraft OEMs including Boeing, General Electric, Pratt & Whitney, Airbus, Lockheed Martin and Rolls Royce. In addition, the Company serves the automotive, electrical and other industrial markets and their associated after-markets.
     The Company was formed as a Delaware corporation on October 20, 1993 for the purpose of acquiring substantially all of the assets of the Aerospace Fastening Systems Group ("AFSG") of Microdot Inc., a Delaware corporation that commenced a voluntary bankruptcy proceeding under Chapter 11 of the U.S. Bankruptcy Code on June 10, 1993 ("Old Microdot"). The acquisition was structured as a management buyout financed substantially by the General Electric Capital Corporation ("GECC"). The Company was known as Kaynar Holdings Inc. from October 20, 1993 to May 6, 1997.
     The Company acquired one business and one additional product line in 1996. In August 1996, the Company purchased the businesses of Recoil Pty Ltd, an Australian corporation (the acquired businesses are collectively referred to herein as "Recoil") for approximately $12.2 million and the assumption of certain liabilities.
     In May 1997, the Company completed its initial public offering of shares of Common Stock pursuant to an underwriting agreement with Lehman Brothers Inc. and PaineWebber Incorporated acting as representatives. Of the 2.3 million shares sold, 200,000 shares were on behalf of GECC as selling stockholder. GECC indirectly owns approximately 23% of PaineWebber Group, which is the holding company of PaineWebber Incorporated. As a result, the Offering was subject to the requirements of Rule 2720 of the National Association of Securities Dealers, Inc., which required that the offering price be no higher than that recommended by a "qualified independent underwriter", meeting certain standards. In accordance with that requirement, Lehman Brothers Inc. recommended the public offering price, performed due diligence investigations, and reviewed and participated in the preparation of the prospectus and registration statement in connection with the Offering.

Products and Services

    The Company's fasteners, fastening systems and related components may be divided into two general categories: those used exclusively in the manufacture of commercial aircraft and defense products (see "Commercial Aircraft and Defense Products") and those with applications in other industries (see "Industrial Products and Services"). Within these two broad categories, the Company's products may also be grouped by business unit. The Company's Kaynar and Microdot business units manufacture fasteners and related products that are sold principally to the commercial aircraft and defense industries. The Company's Recoil business unit manufactures thread insert systems used in a broad range of markets, including the automotive and electronics market.

    Commercial Aircraft and Defense Products

    A substantial portion of the Company's net sales are made to the commercial aircraft and defense industries. Of the Company's net sales in 1997, approximately 33% were made to airframe OEMs and their subcontractors, and approximately 18% were made to aircraft engine OEM's and their subcontractors. In addition, the Company sold approximately 31% of its production to independent distributors, who in turn are believed to have sold many of such products to commercial aircraft and defense OEMs and subcontractors.

     The Company's commercial aircraft sales depend substantially on aircraft manufacturer's production rates, which in turn depend upon orders of new aircraft. While there can be no assurance that demand for new and replacement aircraft will not be adversely affected by business cycle fluctuations or declines in airline profitability, the Company believes that long-term industry trends are favorable.

     The Company's defense sales could be adversely affected by reductions in defense spending and other government budgetary pressures which would result in reductions, delays or stretch-outs of existing and future programs. Some of the Company's contracts in the defense market are subject to termination at the convenience of the customer (as well as for default). In the event of termination for convenience, the customer generally is required to pay the costs incurred by the Company and certain other fees through the date of termination.

          Kaynar Products

          Kaynar is a leading producer of precision, self-locking internally threaded nuts used in the manufacture of commercial aircraft and defense products. In 1997, sales of Kaynar products accounted for approximately 74% of the Company's net sales. Kaynar's fasteners, which include wrenchable nuts, anchor nuts, gang channels, shank nuts, barrel nuts, clinch nuts and stake nuts, are used in airframe construction to fasten together various aircraft components, including the fuselage, wings and horizontal and vertical stabilizers. These fasteners also serve a similar function in the construction of aircraft jet and turboprop engines and related components.

          Microdot Products

          Microdot, which accounted for approximately 12% of the Company's 1997 net sales, designs, engineers and manufactures threaded inserts and studs used primarily in environmentally-demanding assembly applications, where factors such as resistance to extreme temperature or vibration may be critical. Microdot's products are used principally in the commercial aircraft engine and defense industries.

     Industrial Products and Services

     The products designed and manufactured by the Company's Recoil business unit have applications in a variety of industries, including the automotive and electronics markets. The Company's K-FAST products primarily serve the commercial aircraft and defense industries, but are also used in other industrial markets.

          Recoil Products

          Recoil produces helically-wound wire thread inserts that increase the strength of a fastening assembly and assist in the reduction of thread wear. In addition, Recoil also supplies both standard and customized thread repair kits, high speed steel taps and various electric and pneumatic, manual and semi-automatic insertion tools and related accessories. Recoil's worldwide network of distributors utilizes custom designed point-of-sale displays, industrial product catalogs and direct sales to market the thread repair kits and bulk wire thread inserts. Principal uses for the thread repair kits include automotive repair and the maintenance and repair of industrial machinery.

          K-FAST Products and Services

          The Company's K-FAST business unit produces, sells, leases and services a complete line of installation tools and tooling systems for the Kaynar, Microdot and Recoil product lines, as well as for fasteners and inserts produced by other manufacturers.

Raw Materials

     Commercial deposits of certain metals, such as titanium and nickel, that are required for the manufacture of several of the Company's products are only found in certain parts of the world. The availability and prices of these metals may be influenced by private or governmental cartels, changes in world politics, unstable governments in exporting nations or inflation. Similarly, supplies of steel and other less exotic metals used by the Company may also be subject to variation in availability. The Company purchases raw materials, which include the various metals, composites and finishes used in production, from over twenty different suppliers.

Patents

     The Company currently holds a number of U.S. and international patents, covering a variety of products and processes. Although the Company believes patent protection to be valuable in certain circumstances, management does not believe that the termination, expiration or infringement of one or more of the Company's patents would have a material adverse effect on the business or prospects of the Company.

Major Customers

     A significant portion of the Company's business is dependent upon a limited number of large manufacturers of commercial aircraft and defense products. Direct sales to Boeing Co., General Electric Company ("GE") and the Pratt & Whitney Aircraft business of United Technologies Corporation accounted for approximately $36.8 million, $12.7 million and $9.6 million of sales, respectively, which amounted to 24.4%, 8.5% and 6.4%, respectively of total sales. Sales to Boeing Co., General Electric Company and Pratt & Whitney are diversified over a number of different commercial and military programs.

Backlog

     At December 31, 1997, backlog believed to be firm was approximately $92.5 million, compared to $65.5 million at December 31, 1996. Approximately $83.8 million of total backlog is expected to be delivered during 1998.

Competition

     The Company competes with a number of producers of aerospace fasteners and fastening systems, including three publicly-held companies, SPS Technologies Inc. ("SPS"), the Huck International Division of the Thiokol Corporation ("Thiokol") and The Fairchild Corporation ("Fairchild"), all of which have greater financial resources than the Company. SPS manufactures high-strength wrenchable nuts, gang channels, plate nuts and other products for certain of the same customers as the Company, including Boeing, Pratt & Whitney and GE. Thiokol produces fasteners and fastening systems that differ substantially from the Company's products in design, but nevertheless often serve comparable functions in airframe and engine construction. Fairchild produces threaded inserts and studs that compete with the Microdot product lines, as well as various nuts used by certain of the Company's customers, including GE. The Company also competes with several smaller, privately-owned companies, which generally have lower sales volumes than the Company.
     The Company believes that competition for sales of fasteners and fastener systems to the commercial aircraft and defense industries is based on product design and quality, turnaround time and responsiveness to customer specifications, product availability and pricing. The Company believes that it competes favorably with respect to each of these factors.
     HeliCoil, a part of Emhart Industrial which is a unit of Black & Decker Corp., is Recoil's primary competitor in the industrial markets for threaded inserts. The Company believes that competition for sales of threaded inserts and thread repair kits to the markets served by Recoil is based on turnaround time and responsiveness to customer specifications, product availability and pricing. The Company believes that it competes favorably with respect to each of these factors.

Environmental Matters

     The Company uses perchloroethylene to clean products at various stages of the manufacturing process in order to meet military and civilian specifications for aircraft and aerospace parts. The Company's products must be manufactured in strict compliance with such specifications in order to ensure that aircraft safety and performance standards are met.
     Perchloroethylene has been detected in some soils beneath one of the Company's Fullerton, California leased facilities in the vicinity of former degreasing operations. Environmental consultants retained by the Company have determined that this may have been caused by the former degreasing operations on the property. The Company anticipates that remediation of the perchloroethylene at this site can be accomplished at a cost of approximately $200,000 over the course of two years. In connection with the AFSG acquisition in January 1994, the Company established reserves that management believes are sufficient to cover this remediation.
     The Company anticipates that during the period from 1998 through 1999 it will make a one-time capital expenditure of between $1 million and $2 million to reduce its reliance on degreasing operations that use perchloroethylene by switching to aqueous-based solvents whenever possible. Although these new operations will significantly reduce the Company's need to use perchloroethylene as a degreasing agent, the Company's principal reason for undertaking this expenditure is to increase manufacturing efficiency.
     The Company is required to maintain air quality permits for the operation of several of its plating lines. The permit required to run its cadmium-plating system currently includes a maximum annual usage restriction that was significantly below the Company's actual 1997 usage. However, the Company entered into an agreement with the local air district that permitted the Company to exceed the usage restriction. The Company has installed a new automated cadmium-plating system that includes improved emissions control features, which should result in the imposition of a usage restriction that will accommodate current production levels and future growth. However, the South Coast Air Quality Management District approval of the Company's emission controls is pending. There can be no assurance, however, that approval will be granted or that the failure to obtain approval will not have a material adverse effect on the Company.

Employees

     At December 31, 1997, the Company employed approximately 1,388 people.

Industry Segment Information

     The Company operates primarily in the aerospace industry segment.

Information About Foreign and Domestic Operations and Export Sales

     The information under the Notes to Consolidated Financial Statements under the caption "Geographic Sales Information" on pages 30-31 of the 1997 Annual Report is incorporated herein by reference (see Exhibit 13.1).

ITEM 2.   PROPERTIES

     The Company utilizes 11 facilities with a total area of approximately 347,800 square feet, including both owned and leased properties. At December 31, 1997, facilities were as follows:

                                                  APPROX.
                                                  SQUARE       EXPIRATION
      LOCATION                     FUNCTION        FEET         OF LEASE
--------------------          ------------------  -------   ---------------
Fullerton, CA                 Kaynar Division     200,000   October 31, 2007
                               headquarters:
                               Administration,
                               product develop-
                               ment, engineer-
                               ing, manufactur-
                               ing and distri-
                               bution

Fullerton, CA                 Kaynar Division      57,000   August 13, 2003
                               manufacturing
                               and product
                               development


Placentia, CA                 Microdot Division    40,000   September 30, 2001
                               headquarters:
                               Administration,
                               product develop-
                               ment, engineer-
                               ing, manufactur-
                               ing and distri-
                               bution

Oakleigh, VIC, Australia      Recoil Pty           24,000   August 1, 2000
                               headquarters:
                               Administration,
                               product develop-
                               ment, engineer-
                               ing, manufactur-
                               ing and distri-
                               bution

Fullerton, CA                 Kaynar Division:      8,300   April 7, 2000
                               raw material
                               storage

Nemesuamos, Hungary           K.T.I. Femipari       6,200   Owned
                               KFT:
                               manufacturing

Orange, CA                    The Company           4,600   April 1, 2003
                               headquarters:
                               Administration

Carmel, IN                    Recoil (U.S.):        4,300   December 31, 1998
                               Sales and mar-
                               keting of
                               Recoil products

Wolverhampton, U.K.           Recoil (Europe)       1,700   December 25, 2001                             Ltd.:
                               Sales and mar-
                               keting of
                               Recoil products

Lutterworth, U.K.             Kaynar Technologies   1,000   January 2, 2002
                               Ltd headquarters:
                               Kaynar and K-Fast
                               sales office

Aalst, Belgium                Recoil Marketing        700   April 20, 2003
                               BVBA:
                               Sales and market-
                               ing of Recoil
                               products

     The Company currently is in the process of increasing the size of its manufacturing facility in Nemesuamos, Hungary from 6,200 square feet to approximately 20,000 square feet. The Company anticipates that the facility expansion will be completed and operational by the end of 1998. In March 1998, the Company signed a lease for an 11,600 square feet facility in Hesparia, California which the Company anticipates will be operational by mid-1998.

     While the Company believes that its facilities (including those mentioned in the above paragraph) are adequate to support its operations for the foreseeable future, the Company regularly reviews its need for additional facilities and could, in the future, lease or purchase one or more additional facilities or seek to expand its existing facilities.
      Although the Company maintains standard property casualty insurance covering its properties, the Company does not carry any earthquake insurance because of the cost of such insurance. Most of Company's properties are located in Southern California, an area subject to frequent and sometimes severe earthquake activity.

ITEM 3.   LEGAL PROCEEDINGS

     During the ordinary course of business, the Company, from time to time, is threatened with, or becomes a party to, legal actions and other proceedings. Management is of the opinion that the outcome of currently known legal actions and proceedings to which it is a party will not, singly or in the aggregate, have a material adverse effect on the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                   PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The information under the caption "Quarterly Common Stock Price Information" on page 31 of the 1997 Annual Report is incorporated herein by reference. No dividends were paid by the Company's subsidiaries to the Company during 1997.
     The number of stockholders of record for the Company's Common Stock as of March 16, 1998 was approximately 1,022.

ITEM 6.   SELECTED FINANCIAL DATA

     The information under the caption "Selected Consolidated Financial and Operating Information" appearing on page 12 of the 1997 Annual Report is incorporated herein by reference (see Exhibit 13.1).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 13 through 17 of the 1997 Annual Report is incorporated herein by reference (see
Exhibit 13.1).

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data under the captions "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Changes in Shareholders' Equity," and "Notes to Consolidated Financial Statements," together with the report thereon of Arthur Andersen LLP dated February 12, 1998, appearing on pages 18 through 32 of the 1997 Annual Report are incorporated herein by reference (see Exhibit 13.1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

     The information under the caption "Information Regarding Nominees" in the 1998 Proxy Statement is incorporated herein by reference.

Executive Officers of the Registrant

     All executive officers of the Company are named below and are appointed by the Board of Directors. The date that each officer was first appointed to the position is indicated. No officer listed was appointed as a result of any arrangement between him and any other person as that phrase is understood under the Securities Exchange Act regulations. No family relationship exists among the executive officers of the Company.

NAME                   AGE(*)           EXPERIENCE AND POSITION HELD
-------------------    ------      -------------------------------------
Jordan A. Law          55          Chairman of the Board of Directors,
                                   President and Chief Executive
                                   Officer(1993).  Previously President
                                   of AFSG of Old Microdot(1991).

David A. Werner        45          Executive Vice President(1996),
                                   Secretary and Director(1993).
                                   Previously Vice President and Treasurer
                                   (1993), and Vice President and Chief
                                   Financial Officer of Old Microdot(1990).

Robert L. Beers        51          Senior Vice President, Marketing and
                                   Business Development(1996). Previously
                                   Vice President, Sales and Marketing(1994)
                                   and Vice President, Sales and Marketing,
                                   of AFSG(1991).

LeRoy A. Dack          53          President, Kaynar and K-FAST business
                                   units(1996). Previously Vice President
                                   and General Manager Kaynar business
                                   unit(1994) and Vice President and General
                                   Manager of the Kaynar division of Old
                                   Microdot(1991).

Joseph M. Varholick    46          President, Recoil business unit(1997) and
                                   Microdot business unit(1996). Previously
                                   Vice President and General Manager Microdot
                                   business unit(1994) and Vice President and
                                   General Manager of the Microdot Inserts
                                   division of Old Microdot(1993).

(*)  as of December 31, 1997

ITEM 11.  EXECUTIVE COMPENSATION

     The information under the caption "Executive Compensation" in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Election of Directors" contained in the paragraph immediately following the table in the 1998 Proxy Statement is incorporated herein by reference.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  1.  Financial Statements

          The following consolidated financial statements of Kaynar Technologies Inc. and subsidiaries, included in the 1997 Annual Report, are incorporated by reference in Item 8 of this report. Page numbers refer to the 1997 Annual Report:

          Financial Statements                              Page
          --------------------------------------------      -----
          Consolidated Statements of Income - Years
          ended December 31, 1997, 1996 and 1995.           18

          Consolidated Balance Sheets - December 31,
          1997 and 1996.                                    19

          Consolidated Statements of Changes in
          Shareholders' Equity - Years Ended December
          31, 1997, 1996 and 1995.                          20

          Consolidated Statements of Cash Flows - Years
          ended December 31, 1997, 1996 and 1995.           21

          Notes to Consolidated Financial Statements        22-31

          Report of Independent Public Accountants          32

          2.  Financial Statement Schedules

          Financial statement schedules not filed have been omitted for the reason that the required information is shown in the financial statements or notes thereto, the amounts involved are not significant, or the required matter is not present.

          3.  Exhibits and Index to Exhibits

          Number    Description
          ------    ------------------------------------------------------------
          1.1       Form of Underwriting Agreement (4)

          2.1       Agreement and Plan of Merger, dated May 5, 1997 (3)

          2.2       Asset Purchase Agreement, dated January 9, 1996, among
                    Emhart Industries, Inc., Emhart, Inc. and Operating
                    Company (1)

          2.3(a) Australian Asset Sale Agreement, dated August 9, 1996, among the Vendors (as defined therein), Recoil Inc., RCL Pty. and
                    Operating Company (1)

          2.3(b)    US Asset Sale Agreement, dated August 9, 1996, among Recoil
                    Inc., Operating Company, Recoil Pty. Ltd., the Advent Group and the Price Interests (1)

          2.4       Recapitalization Agreement with General Electric Capital
                    Corporation ("GECC"), dated May 5, 1997 (5)

          3.1       Amended and Restated Certificate of Incorporation of the
                    Company (3)

          3.2       Amended and Restated By-laws of the Company (3)

          4.1       Specimen of Common Stock Certificate (3)

          4.2 Kaynar Technologies Inc. 1997 Stock Incentive Plan (formerly known as the Kaynar Holdings Inc. 1997 Stock Incentive
                    Plan), including the Form of Eligible Director Nonqualified
                    Stock Option Agreement (6)

          4.3       Form of Incentive Stock Option Agreement (6)

          4.4       Form of Nonqualified Stock Option Agreement (6)

         10.1      Amended and Restated Term Loan Agreement, dated August 12,
                   1996, between the Company and GECC (1)

         10.2(a) Amended and Restated Credit Agreement, dated August 12, 1996, between Operating Company and GECC (1)

         10.2(b)   First Amendment, Consent, and Limited Waiver to Amended and
                   Restated Credit Agreement, dated December 17, 1996, between
                   Operating Company and GECC (1)

         10.2(c)   Amendment and Limited Waiver with GECC, dated April 30,
                   1997 (5)

         10.2(d)   Third Amendment and Limited Waiver with GECC, dated June 25,
                   1997 (5)

         10.2(e)   Fourth Amendment to the Amended and Restated Credit
                   Agreement, dated October 23, 1997, between the Company and
                   GECC.


         10.2(f) Fifth Amendment to the Amended and Restated Credit Agreement, dated December 5, 1997, between the Company and GECC.

         10.2(g) Sixth Amendment to the Amended and Restated Credit Agreement, dated January 21, 1998, between the Company and GECC.

         10.3(a)   Term Loan Agreement, dated August 12, 1996, between RCL Pty.
                   and GECC. (1)

         10.3(b)   First Amendment to the Term Loan Agreement, dated October 23,
                   1997, between Recoil Pty. (formerly RCL Pty.) and GECC.

         10.3(c)   Second Amendment to the Term Loan Agreement, dated December
                   5, 1997, between Recoil Pty. (formerly RCL Pty.) and GECC.

         10.4      PIK Dividend Note Agreement, dated January 3, 1994, among the
                   Company, GECC and certain other parties identified therein (1)

         10.5 Lease with The Prudential Insurance Co. of America regarding the Fullerton, California facility (1)

         10.6(a)   Lease with West L.A. Properties regarding the Placentia,
                   California facility (1)

         10.6(b)   Amendment to Lease with West L.A. Properties dated August 21,
                   1996 (5)

         10.7      Lease with Enfield View Pty. Ltd. regarding the Oakleigh,
                   VIC, Australia facility (1)

         10.8(a) General Terms Agreement, dated September 20, 1996, between the Company and Boeing (1)

         10.8(b) Special Business Provisions, dated September 20, 1996, between the Company and Boeing (portions omitted and filed separately with Commission pursuant to an application for confidential treatment) (4)

         10.9(a) Contract Award Letter of Agreement, dated April 28, 1994, between the Company and Boeing (portions omitted and filed separately with Commission pursuant to an application for confidential treatment) (4)

         10.9(b)   Boeing Commercial Airplane Group Purchase Order Terms and
                   Conditions (3)

         10.10     Stockholders Agreement, dated as of May 6, 1997 (3)

         13.1      1997 Annual Report

         21.1      List of Subsidiaries

         23.1      Consent of Independent Public Accountants


         27.1      Financial Data Schedule

         27.2      Restated Financial Data Schedule

         27.3      Amended and Restated Financial Data Schedule

         99.1      Form of 1997 Stock Incentive Plan of the Company (1)

         99.2      Form of Employment Agreement for Messrs. Law and Werner (1)

         99.3 Form of Employment Agreement for Messrs. Beers, Dack, Berecz and Varholick (1)

         99.4      Form of Director Indemnification Agreement (1)

         99.5      Indemnification and Contribution Agreement with GECC, dated
                   May 5, 1997 (5)

         --------------------------

         (1) Incorporated by reference from the Initial Registration Statement on Form S-1 of the Registrant filed on February 26, 1997 (SEC file No. 333-22345).

         (2) Incorporated by reference from Pre-Effective Amendment No. 1 to the Registration Statement filed on April 1, 1997 (SEC file No. 333-22345).

         (3) Incorporated by reference from Pre-Effective Amendment No. 4 to the Registration Statement filed on May 5, 1997 (SEC file No. 333-22345).

         (4) Incorporated by reference from Pre-Effective Amendment No. 6 to the Registration Statement filed on May 6, 1997 (SEC file No. 333-22345).

         (5) Incorporated by reference from the Registrants Form 10-Q for the period ended June 29,1997 filed on August 6, 1997 (SEC file No. 000-22519).

         (6) Incorporated by reference from the Registrant's Form S-8 filed on January 29, 1997 (SEC file No. 333-45185).


     (b)  Reports on Form 8-K

          During the last quarter of 1997, no reports of Form 8-K were filed.



SIGNATURES

    Pursuant to the requirements of the section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Orange, State of California on this 19th day of March, 1998.

                                     KAYNAR TECHNOLOGIES INC.

                                     By: /s/ Jordan A. Law
                                     --------------------------------------
                                     Jordan A. Law
                                     Chief Executive Officer


    Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

      SIGNATURE                            TITLE                      DATE
--------------------------  ------------------------------------    -------------
/s/ Jordan A. Law           Chief Executive Officer and             March 19, 1998
--------------------------  Chairman of the Board
Jordan A. Law               (Principal Executive Officer)

/s/ David A. Werner         Executive Vice President and Director   March 19, 1998
--------------------------  (Principal Financial Officer)
David A. Werner

/s/ Robert M. Nelson        Controller                              March 19, 1998
--------------------------  (Principal Accounting Officer)
Robert M. Nelson

/s/ Norman A. Barkeley      Director                                March 19, 1998
--------------------------
Norman A. Barkeley

/s/ Burton J. Kloster, Jr.  Director                                March 19, 1998
--------------------------
Burton J. Kloster, Jr.

/s/ Richard P. Strubel      Director                                March 19, 1998
--------------------------
Richard P. Strubel