Form 10-Q
period 1998-03-29
KAYNAR TECHNOLOGIES INC
filed 1998-05-06
CIK 917193

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                    QUARTERLY REPORT PURSUANT TO SECTION 13
            /x/  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 29, 1998

                                      OR

                   TRANSITION REPORT PURSUANT TO SECTION 13
            / / OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to __________

                        Commission File No.  000-22519

                          KAYNAR TECHNOLOGIES INC.
            (Exact name of registrant as specified in its charter)

          Delaware                                           33-0591091
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

500 N. State College Blvd., Suite 1000, Orange, California      92868-1638
----------------------------------------------------------      ----------
(Address of principal executive offices)                        (Zip Code)

     Registrant's telephone number, including area code:  (714)712-4900
                                                          -------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     The number of shares of common stock outstanding on April 24, 1998 was 3,704,000.

                   KAYNAR TECHNOLOGIES INC. AND SUBSIDIARIES

                                     INDEX

                                                                                       Page
                                                                                       ----
PART I - Financial Information

  ITEM 1. Financial Statements

          Condensed Consolidated Statements of Income for the three months
          ended March 29, 1998 (Unaudited) and March 30, 1997 (Unaudited)                3

          Condensed Consolidated Balance Sheets at March 29, 1998 (Unaudited)
          and December 31, 1997                                                          4

          Condensed Consolidated Statements of Cash Flows for the three months
          ended March 29, 1998 (Unaudited) and March 30, 1997 (Unaudited)                6

          Notes to Consolidated Financial Statements                                     8

  ITEM 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                         10

  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk                    12


PART II - Other Information

  ITEM 1. Legal Proceedings                                                             12

  ITEM 2. Changes in Securities and Use of Proceeds                                     12

  ITEM 3. Defaults Upon Senior Securities                                               12

  ITEM 4. Submission of Matters to a Vote of Security Holders                           12

  ITEM 5. Other Information                                                             12

  ITEM 6. Exhibits and Reports on Form 8-K                                              13

                                    PART I

ITEM 1. FINANCIAL STATEMENTS



                   KAYNAR TECHNOLOGIES INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)




                                                     Quarter Ended     Quarter Ended
                                                     March 29, 1998    March 30, 1997
                                                     --------------    --------------
                                                       (Unaudited)       (Unaudited)
Net sales, including $3,675 and $2,550 in 1998
  and 1997, respectively, to a related party              $45,355          $32,202

Cost of sales                                              31,474           22,969
                                                          -------          -------
 Gross profit                                              13,881            9,233

Selling, general and administrative expenses                6,165            4,340
                                                          -------          -------
 Operating income                                           7,716            4,893

Interest expense, net                                         591            1,265
                                                          -------          -------
 Income before provision for income taxes                   7,125            3,628

Provision for income taxes                                  2,850            1,459
                                                          -------          -------
 Net income                                               $ 4,275          $ 2,169
                                                          -------          -------
                                                          -------          -------
Earnings per share
  Basic                                                   $  1.15          $  1.35
  Diluted                                                 $  0.48          $  0.32
                                                          -------          -------
                                                          -------          -------
Weighted average number of shares of common stock
and common stock equivalents
  Basic                                                     3,702            1,594
  Diluted                                                   8,908            6,800
                                                          -------          -------
                                                          -------          -------


             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                   KAYNAR TECHNOLOGIES INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                            (Dollars in thousands)


                                                                            March 29,      December 31,
                                                                              1998             1997
                                                                           -----------     ------------
                                                                           (Unaudited)
Current assets:
  Cash                                                                       $  1,220       $    675
  Marketable securities                                                             -          3,079
  Accounts receivable, including $1,810 and $1,846 in 1998 and
    1997, respectively, from a related party, net of allowance for
    doubtful accounts of $369 and $310 in 1998 and 1997, respectively          29,715         23,293
  Inventories                                                                  35,529         34,231
  Prepaid expenses and other current assets                                       931            647
  Deferred tax asset                                                            1,006          1,006
                                                                             --------       --------
           Total current assets                                                68,401         62,931
                                                                             --------       --------

Property, plant and equipment, at cost                                         45,184         41,048
  Less accumulated depreciation and amortization                               (9,873)        (8,797)
                                                                             --------       --------
                                                                               35,311         32,251
                                                                             --------       --------
Intangible assets, net of accumulated amortization of $584 and
  $480 at March 29, 1998 and December 31, 1997, respectively                    6,778          6,409
Other assets                                                                       66             65
                                                                             --------       --------
           Total assets                                                      $110,556       $101,656
                                                                             --------       --------
                                                                             --------       --------



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    KAYNAR TECHNOLOGIES INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                             (Dollars in thousands)


                                                                              March 29,   December 31,
                                                                                1998          1997
                                                                             ----------   ------------
                                                                             (Unaudited)
Current liabilities:
  Revolving line-of-credit, to a related party                                 $  6,497     $      -
  Current portion of long-term debt                                                 986        1,021
  Current portion of capital lease obligations                                      271          272
  Accounts payable                                                                9,321        9,969
  Accrued payroll and related expenses                                            5,358        8,546
  Other accrued expenses                                                          6,236        4,423
                                                                               --------     --------
           Total current liabilities                                             28,669       24,231
                                                                               --------     --------
Long-term liabilities:
  Long-term debt, primarily to a related party                                   26,067       26,372
  Capital lease obligations                                                         430          484
  Deferred tax liability                                                          1,136        1,136
                                                                               --------     --------
           Total long-term liabilities                                           27,633       27,992
                                                                               --------     --------
Commitments and contingencies

Stockholders' equity:
  Series C Convertible Preferred stock; $0.01 par value;
    Authorized--10,000,000; issued and outstanding-5,206,000 shares                  52           52
  Common stock; $0.01 par value; Authorized--20,000,000 shares; issued and outstanding--3,704,000 and 3,694,000 shares at March 29, 1998
    and December 31, 1997, respectively                                              37           37
  Additional paid-in capital                                                     29,244       28,973
  Retained earnings                                                              25,669       21,394
  Currency translation adjustment                                                  (748)      (1,023)
                                                                               --------     --------
           Total stockholders' equity                                            54,254       49,433
                                                                               --------     --------
           Total liabilities and stockholders' equity                          $110,556     $101,656
                                                                               --------     --------
                                                                               --------     --------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    KAYNAR TECHNOLOGIES INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                          Quarter Ended   Quarter Ended
                                                                          March 29, 1998  March 30, 1997
                                                                          --------------  --------------
                                                                            (Unaudited)    (Unaudited)
Cash flows from operating activities:
  Net income                                                                   $ 4,275       $ 2,169
  Adjustments to reconcile net income to net cash used in operating activities-
      Depreciation and amortization                                              1,237           893
      (Gain) loss on sale of property, plant and equipment                          (8)           62
      Changes in operating assets and liabilities, net of acquisition-
          Increase in accounts receivable                                       (3,140)       (3,184)
          Increase in inventories                                                 (841)         (860)
          (Increase) decrease in prepaid expenses and other
            current assets                                                        (267)          219
          (Increase) decrease in other assets                                        6          (271)
          Increase (decrease) in accounts payable                               (1,972)          166
          Increase (decrease) in accrued expenses                               (1,467)          458
                                                                               -------       -------
            Net cash used in operating activities                               (2,177)         (348)
                                                                               -------       -------
Cash flows from investing activities:
  Purchases of property, plant and equipment                                    (4,155)       (3,058)
  Proceeds from sales of property, plant and equipment                              87             -
  Net redemptions of marketable securities                                       3,079             -
  Acquisition of business assets                                                (2,357)            -
  Increase in intangible assets                                                   (133)          (52)
                                                                               -------       -------
            Net cash used in investing activities                               (3,479)       (3,110)
                                                                               -------       -------
Cash flows from financing activities:
  Net (payments) borrowings on line-of-credit, from a related party              6,497         2,886
  Borrowings on long-term debt, primarily from a related party                       -           500
  Payments on long-term debt, primarily from a related party                      (276)         (200)
  Net principal payments on capital lease obligations                              (76)           (4)
                                                                               -------       -------
            Net cash provided by financing activities                            6,145         3,182
                                                                               -------       -------
Effect of exchange rate changes on cash                                        $    56       $    (8)
                                                                               -------       -------
Net increase (decrease) in cash                                                    545          (284)

Cash, beginning of period                                                          675           909
                                                                               -------       -------
Cash, end of period                                                            $ 1,220       $   625
                                                                               -------       -------
                                                                               -------       -------

                                                                          Quarter Ended   Quarter Ended
                                                                          March 29, 1998  March 30, 1997
                                                                          --------------  --------------
                                                                            (Unaudited)    (Unaudited)
Supplemental disclosures of cash flow information:
    Cash paid during the period for-
      Interest                                                                 $   469       $ 1,215
                                                                               -------       -------
                                                                               -------       -------
      Income taxes                                                             $ 1,390       $   574
                                                                               -------       -------
                                                                               -------       -------
    Noncash financing activities:
      Capital lease obligations assumed for the purchase of equipment          $     -       $   246
                                                                               -------       -------
                                                                               -------       -------
      Borrowings on long-term debt for preferred stock dividends               $     -       $    24
                                                                               -------       -------
                                                                               -------       -------
      Common stock issued in connection with acquisition of business assets    $   271       $     -
                                                                               -------       -------
                                                                               -------       -------

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                   KAYNAR TECHNOLOGIES INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                March 29, 1998
                            (Dollars in thousands)


(1)  BASIS OF PRESENTATION

       The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements have been prepared on the same basis as the consolidated financial statements for the year ended December 31, 1997.
These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

          The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the interim periods reported. The results of operations for the three months ended March 29, 1998 are not necessarily indicative of the results to be expected for the full year.

          The Company's fiscal quarters are on a 13 week basis ending on the Sunday nearest to the calendar quarter end. The first fiscal quarters of 1998 and 1997 ended on March 29, 1998 and March 30, 1997, respectively.

(2)  INVENTORIES

          Inventories are stated at the lower of cost (FIFO) or market and include the cost of material, labor and factory overhead. Inventories consist of the following at March 29, 1998 and December 31, 1997:

                                      March 29,   December 31,
                                        1998          1997
                                     ---------    ------------
     Raw materials                    $ 3,524        $ 2,593
     Work in progress                  10,388         11,012
     Components                         5,724          5,325
     Finished goods                     9,651          9,550
     Supplies and small tools           6,242          5,751
                                      -------        -------
                                      $35,529        $34,231
                                      -------        -------
                                      -------        -------

(3)  EARNINGS PER SHARE

       In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." This statement provides for the presentation of (i) "basic" earnings per share, which is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and (ii) "diluted" earnings per share, which is computed by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of other securities. The Company's other securities are (i) Series C Convertible Preferred stock and (ii) outstanding common stock options.

       The table below details the components of the basic and diluted earnings per share ("EPS") calculations:

                                                  Quarter Ended                  Quarter Ended
                                                  March 29, 1998                 March 30, 1997
                                               ---------------------         ---------------------
                                               Income         Shares         Income         Shares
                                               ------         ------         ------         ------
                                                             (Amounts in thousands)
Basic EPS
 Net income                                    $4,275          3,702         $2,169          1,594
 Less: dividends on previously issued
  preferred stock                                   -              -            (34)             -
                                               ------          -----         ------          -----
 Income available to common stockholders        4,275          3,702          2,135          1,594

Effect of Dilutive Securities
 Series C Convertible Preferred stock               -          5,206             34          5,206
 Common stock options                               -              -              -              -
                                               ------          -----         ------          -----
Diluted EPS                                    $4,275          8,908         $2,169          6,800
                                               ------          -----         ------          -----
                                               ------          -----         ------          -----

(4)  INCOME TAXES

       Income taxes are provided using the estimated effective tax rates for the years ended December 31, 1998 and December 31, 1997.

(5)  COMPREHENSIVE INCOME

       Effective January 1, 1998 the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income and all non-owner changes in equity. The following table details the components of comprehensive income for the three months ended March 29, 1998 and March 30, 1997:

                                                             Quarter      Quarter
                                                              Ended        Ended
                                                             March 29,    March 30,
                                                                1998         1997
                                                             ---------    ---------
     Net Income                                               $ 4,275      $ 2,169
     Foreign currency translation adjustment, net of tax          165         (125)
                                                              -------      -------
     Comprehensive Income                                     $ 4,440      $ 2,044
                                                              -------      -------
                                                              -------      -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         "Management's Discussion and Analysis of Financial Condition and Result of Operations" includes forward-looking statements which are subject to certain risks and uncertainties. The Company's actual future results and trends may differ materially from those expressed or implied by such statements. Factors that might cause such a difference include, but are not limited to, the Company's dependence on conditions in the airline industry, commercial aircraft build rates (primarily Boeing and Airbus), the level of defense spending, competitive pricing pressures, cost of material and labor, and other risks described from time to time in the Company's registration statements and reports filed with the Securities and Exchange Commission.

Summary

         The following table sets forth certain items from the Company's Condensed Consolidated Statements of Income for the periods indicated and presents the results of operations as a percentage of net sales:

                                  Quarter      Quarter
                                   Ended        Ended
                                 March 29,     March 30,
                                   1998          1997
                                 ---------     --------
     Net sales                    100.0%        100.0%
     Cost of sales                 69.4%         71.3%
                                 ---------     --------
        Gross profit               30.6%         28.7%
     Selling, general and
      administrative expenses      13.6%         13.5%
                                 ---------     --------
        Operating income           17.0%         15.2%
     Interest expense, net          1.3%          3.9%
     Provision for income taxes     6.3%          4.6%
                                 ---------     --------
        Net income                  9.4%          6.7%
                                 ---------     --------
                                 ---------     --------


Quarter Ended March 29, 1998 Compared to Quarter Ended March 30, 1997


         NET SALES. Net sales increased 41.0% or $13.2 million, to $45.4 million in the first quarter of 1998 from $32.2 million in the first quarter of 1997. This growth was primarily the result of increased customer demand, which occurred as commercial aircraft build rates increased. In addition, net sales growth was enhanced by the expansion of existing product lines, the development of variations of existing products and the introduction of new products.

     GROSS PROFIT. Gross profit increased 51.1% to $13.9 million or 30.6% of net sales in the first quarter of 1998 from $9.2 million or 28.7% of net sales in the first quarter of 1997. This improvement in gross profit margin was primarily due to the increase in sales volume (which resulted in a greater absorption of fixed costs) and improved productivity.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 44.2% to $6.2 million in the first quarter of 1998 from $4.3 million in the first quarter of 1997, and were up 0.1% as a percentage of sales. The $1.9 million increase in these expenses was attributable primarily to additional employee costs needed to support the increased sales volume.

     INTEREST EXPENSE. Interest expense decreased 53.9% to $0.6 million in the first quarter of 1998 from $1.3 million in the first quarter of 1997, as a result of using proceeds received from the initial public offering in May 1997 to decrease outstanding debt by $24.0 million.

     NET INCOME. Net income for the first quarter of 1998 increased to $4.3 million or 48 cents per share compared to $2.2 million or 32 cents per share for the same period in 1997.

     BACKLOG. Backlog at March 29, 1998 increased 35.4% or $26.3 million, to $100.6 million from $74.3 million at March 30, 1997.

Liquidity and Capital Resources

     The Company's liquidity requirements consist primarily of working capital needs, capital expenditures and scheduled payments of interest on its indebtedness to General Electric Capital Corporation. The Company's working capital requirements have increased as a result of higher accounts receivable and higher inventory levels needed to support its growth in net sales. The Company's working capital was $39.7 million as of March 29, 1998, compared to $29.8 million as of March 30, 1997.

     For the first quarter of 1998, net cash used in operating activities was $ 2.1 million, as compared to $0.3 million for the first quarter of 1997.
The primary sources of cash from operations during the first quarter of 1998 included net income of $4.3 million and non-cash charges for depreciation and amortization of $1.2 million, offset by increases in accounts receivable and inventories of $3.1 million and $0.8 million, respectively, and decreases in accounts payable and accrued expenses of $2.0 million and $1.5 million, respectively. The primary sources of cash from operations during the first quarter of 1997 included net income of $2.2 million, non-cash charges for depreciation and amortization of $0.9 million, an increase in accounts payable of $0.2 million and an increase in accrued expenses of $0.5 million, offset by increases in accounts receivable and inventories of $3.2 million and $0.9 million, respectively.

     The Company's net cash used in investing activities in the first quarter of 1998 was $3.5 million, consisting primarily of $4.2 million in capital expenditures and $2.4 million related to the acquisition of selected operating assets of Aerospace Precision Systems, Inc., offset by $3.1 million in net redemptions of marketable securities, as compared to net cash used in investing activities in the first quarter of 1997 of $3.1 million, which consisted primarily of $3.1 million in capital expenditures.

     The Company's net cash provided by financing activities in the first quarter of 1998 was $6.1 million, consisting of net borrowings of $6.1 million on debt, as compared to net borrowings on debt of $3.2 million in the first quarter of 1997.

     The Company believes that internally generated cash flow and amounts that may be available under the Company's revolving line-of-credit will provide adequate funds to meet its working capital needs, planned capital expenditures and debt service obligations. However, the Company's ability to fund its operations, make planned capital expenditures and make scheduled payments on, and refinance, its indebtedness depends on its future operating performance and cash flow. Future operating performance and cash flow are, in turn, subject to prevailing economic conditions and to financial, business and other factors affecting the Company, some of which are beyond the Company's control.

     During the first quarters of 1998 and 1997, inflation has not had a significant impact on the Company's operations.

Other Developments

     During the past several years, the Company's growth in net sales has occurred primarily as a result of increased customer demand due to the increases in commercial aircraft build rates. Boeing, a significant customer of the Company, has announced that it has been experiencing significant production difficulties affecting build rates. There can be no assurance that such difficulties will not affect Boeing's demand for the Company's products or that commercial aircraft build rates will continue to increase.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable


                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

     During the ordinary course of business, the Company, from time to time, is threatened with, or becomes a party to, legal actions and other proceedings. Management is of the opinion that the outcome of currently known legal actions and proceedings to which it is a party will not, singly or in the aggregate, have a material adverse effect on the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     In connection with the acquisition of selected operating assets and assumption of certain liabilities of Aerospace Precision Systems, Inc. ("APSI") on January 23, 1998, the Company issued 10,000 shares of common stock to the Burns Heirs' Trust, the owner of APSI, pursuant to Regulation D under the Securities Exchange Act of 1933, as amended. These shares were valued based upon the average closing price of the Company's publicly traded common stock, as quoted on the NASDAQ National Market System for the 20 preceding trading days.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the first quarter of 1998.

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Number    Description
          ------    -------------------------
          27.1      Financial Data Schedule


     (b)  Reports on Form 8-K

          No reports on form 8-K were filed during the quarter covered by this report.

SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Orange, State of California on this 5th day of May, 1998.

                               KAYNAR TECHNOLOGIES INC.

                               /s/ David A. Werner
                               ------------------------------------
                               By: David A. Werner
                               Executive Vice President



                              /s/ Robert M. Nelson
                              -------------------------------------
                              Robert M. Nelson
                              Controller (Chief Accounting Officer)