Form 10-Q
period 1998-06-28
KAYNAR TECHNOLOGIES INC
filed 1998-08-04
CIK 917193

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

                      QUARTERLY REPORT PURSUANT TO SECTION 13
               [x]    OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 28, 1998

                                         OR

                      TRANSITION REPORT PURSUANT TO SECTION 13
               [ ]    OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________ to __________

                           Commission File No.  000-22519

                               KAYNAR TECHNOLOGIES INC.
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

        Delaware                                      33-0591091
-------------------------------                   -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

500 N. State College Blvd., Suite 1000, Orange, California      92868-1638
----------------------------------------------------------      ----------
(Address of principal executive offices)                        (Zip Code)

     Registrant's telephone number, including area code:  (714)712-4900


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---    ---

     The number of shares of common stock outstanding on July 31, 1998 was 5,068,276.

                     KAYNAR TECHNOLOGIES INC. AND SUBSIDIARIES

                                       INDEX

                                                                                         Page
                                                                                         ----
PART I - Financial Information

     ITEM 1.  Financial Statements

              Condensed Consolidated Statements of Income
              for the three months and six months ended June 28, 1998 (Unaudited)
              and the three months and six months ended June 29, 1997 (Unaudited)          3

              Condensed Consolidated Balance Sheets at June 28, 1998 (Unaudited)
              and December 31, 1997                                                        4
              Condensed Consolidated Statements of Cash Flows for the six months
              ended June 28, 1998 (Unaudited) and June 29, 1997 (Unaudited)                6

              Notes to Consolidated Financial Statements                                   8

     ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                         11

     ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                  14


PART II - Other Information

     ITEM 1.  Legal Proceedings                                                           14

     ITEM 2.  Changes in Securities and Use of Proceeds                                   14

     ITEM 3.  Defaults Upon Senior Securities                                             14

     ITEM 4.  Submission of Matters to a Vote of Security Holders                         14

     ITEM 5.  Other Information                                                           15

     ITEM 6.  Exhibits and Reports on Form 8-K                                            15

                                       PART I

ITEM 1.   FINANCIAL STATEMENTS


                     KAYNAR TECHNOLOGIES INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands, except per share data)

                                                      Three Months Ended              Six Months Ended
                                                 June 28, 1998  June 29, 1997   June 28, 1998  June 29, 1997
                                                 -------------  -------------   -------------  -------------
                                                  (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)
Net sales (1)                                     $46,824           $37,250        $92,179        $69,452

Cost of sales                                      32,194            26,214         63,668         49,183
                                                  -------           -------        -------        -------
     Gross profit                                  14,630            11,036         28,511         20,269

Selling, general and administrative expenses        6,666             5,082         12,831          9,422
                                                  -------           -------        -------        -------
     Operating income                               7,964             5,954         15,680         10,847

Interest expense, net                                 713             1,063          1,304          2,328
                                                  -------           -------        -------        -------
     Income before provision for income taxes       7,251             4,891         14,376          8,519

Provision for income taxes                          2,900             1,958          5,750          3,417
                                                  -------           -------        -------        -------
     Net income                                   $ 4,351           $ 2,933        $ 8,626        $ 5,102
                                                  -------           -------        -------        -------
                                                  -------           -------        -------        -------
Earnings per share
    Basic                                         $  1.16           $  1.03        $  2.32        $  2.28
    Diluted                                       $  0.49           $  0.36        $  0.97        $  0.68
                                                  -------           -------        -------        -------
                                                  -------           -------        -------        -------
Weighted average number of shares of common stock
  and common stock equivalents
    Basic                                           3,740             2,834          3,721          2,221
    Diluted                                         8,923             8,040          8,918          7,427
                                                  -------           -------        -------        -------
                                                  -------           -------        -------        -------

(1) Including $3,340 and $3,487 for the three months ended June 28, 1998 and June 29, 1997, respectively; and $7,015 and $7,158 for the six months ended June 28, 1998 and June 29, 1997, respectively, to a related party.



               The accompanying notes are an integral part of these
                    condensed consolidated financial statements.

                     KAYNAR TECHNOLOGIES INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                       ASSETS
                               (Dollars in thousands)

                                                 June 28,        December 31,
                                                   1998              1997
                                                -----------      ------------
                                                (Unaudited)
Current assets:
  Cash                                           $  1,551          $    675
  Marketable securities                              -                3,079
  Accounts receivable (1)                          30,179            23,293
  Inventories                                      38,460            34,231
  Prepaid expenses and other current assets           619               647
  Deferred tax asset                                1,006             1,006
                                                 --------          --------
           Total current assets                    71,815            62,931
                                                 --------          --------

Property, plant and equipment, at cost             50,378            41,048
  Less accumulated depreciation and amortization  (11,047)           (8,797)
                                                 --------          --------
                                                   39,331            32,251
                                                 --------          --------
Intangible assets, net of accumulated
  amortization of $629 and $480 at June 28,
  1998 and December 31, 1997, respectively          6,650             6,409
Other assets                                           60                65
                                                 --------          --------
           Total assets                          $117,856          $101,656
                                                 --------          --------
                                                 --------          --------

(1) Including $1,562 and $1,846 in 1998 and 1997, respectively, from a related party, net of allowance for doubtful accounts of $374 and $310 in 1998 and 1997, respectively.



               The accompanying notes are an integral part of these
                    condensed consolidated financial statements.

                     KAYNAR TECHNOLOGIES INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                               (Dollars in thousands)

                                                  June 28,         December 31,
                                                   1998                1997
                                                -----------        ------------
                                                (Unaudited)
Current liabilities:
  Revolving line-of-credit, to a related party   $ 12,603            $   -
  Current portion of long-term debt                 1,093             1,021
  Current portion of capital lease obligations        283               272
  Accounts payable                                  8,283             9,969
  Accrued payroll and related expenses              6,940             8,546
  Other accrued expenses                            3,067             4,423
                                                 --------          --------
           Total current liabilities               32,269            24,231
                                                 --------          --------
Long-term liabilities:
  Long-term debt, primarily to a related party     26,018            26,372
  Capital lease obligations                           348               484
  Deferred tax liability                            1,136             1,136
                                                 --------          --------
           Total long-term liabilities             27,502            27,992
                                                 --------          --------
Commitments and contingencies

Stockholders' equity:
  Series C Convertible Preferred stock;
    $0.01 par value; Authorized--10,000,000;
    issued and outstanding-4,206,000
    and 5,206,000 shares at June 28, 1998 and
    December 31, 1997, respectively                    42                52
  Common stock; $0.01 par value;
    Authorized--20,000,000 shares; issued
    and outstanding--4,714,000 and 3,694,000
    shares at June 28, 1998 and
    December 31, 1997, respectively                    47                37
  Additional paid-in capital                       29,531            28,973
  Retained earnings                                30,020            21,394
  Currency translation adjustment                  (1,555)           (1,023)
                                                 --------          --------
           Total stockholders' equity              58,085            49,433
                                                 --------          --------
           Total liabilities and
             stockholders' equity                $117,856          $101,656
                                                 --------          --------
                                                 --------          --------

               The accompanying notes are an integral part of these
                    condensed consolidated financial statements.

                     KAYNAR TECHNOLOGIES INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in thousands)

                                                 Six Months Ended    Six Months Ended
                                                   June 28, 1998       June 29, 1997
                                                 ----------------    ----------------
                                                    (Unaudited)         (Unaudited)
Cash flows from operating activities:
  Net income                                         $ 8,626              $ 5,102
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities-
      Depreciation and amortization                    2,600                1,774
      (Gain) loss on sale of property, plant and
        equipment                                        (20)                 127
      Changes in operating assets and liabilities,
        net of acquisitions-
          Increase in accounts receivable             (3,658)              (6,510)
          Increase in inventories                     (2,935)              (1,008)
          Decrease in prepaid expenses and other
            current assets                                30                  225
          Decrease in other assets                        12                  281
          Increase (decrease) in accounts payable     (3,287)                 130
          Increase (decrease) in accrued expenses     (3,161)               1,701
                                                     -------              -------
            Net cash provided by (used in)
              operating activities                    (1,793)               1,822
                                                     -------              -------
Cash flows from investing activities:
  Purchases of property, plant and equipment          (9,412)              (7,881)
  Proceeds from sales of property, plant
    and equipment                                        169                   83
  Net redemptions (purchases) of marketable
    securities                                         3,079               (1,033)
  Acquisitions of businesses                          (3,201)                 --
  Decrease in intangible assets                          110                   90
                                                     -------              -------
            Net cash used in investing activities     (9,255)              (8,741)
                                                     -------              -------
Cash flows from financing activities:
  Net borrowings (payments) on line-of-credit,
    from a related party                              12,603                 (276)
  Borrowings on long-term debt, primarily
    from a related party                               4,000                  276
  Payments on long-term debt, primarily from a
    related party                                     (4,535)             (19,565)
  Net principal payments on capital lease obligations   (146)                (100)
  Net proceeds from issuance of common stock              --               27,610
                                                     -------              -------
            Net cash provided by financing
              activities                              11,922                7,945
                                                     -------              -------
Effect of exchange rate changes on cash              $     2              $   (21)
                                                     -------              -------
Net increase in cash                                     876                1,005

Cash, beginning of period                                675                  909
                                                     -------              -------
Cash, end of period                                  $ 1,551              $ 1,914
                                                     -------              -------
                                                     -------              -------

                                                                            Six Months Ended   Six Months Ended
                                                                              June 28, 1998      June 29, 1997
                                                                            ----------------   -----------------
                                                                               (Unaudited)        (Unaudited)
Supplemental disclosures of cash flow information:
    Cash paid during the period for-
      Interest                                                                     $ 1,148        $ 2,549
                                                                                   -------        -------
                                                                                   -------        -------
      Income taxes                                                                 $ 7,404        $ 3,799
                                                                                   -------        -------
                                                                                   -------        -------
    Noncash financing activities:
      Capital lease obligations assumed for the purchase of equipment              $  --          $   507
                                                                                   -------        -------
                                                                                   -------        -------
      Borrowings on long-term debt for preferred stock dividends                   $  --          $    58
                                                                                   -------        -------
                                                                                   -------        -------
      Common stock issued in connection with acquisitions of businesses            $   557        $  --
                                                                                   -------        -------
                                                                                   -------        -------

               The accompanying notes are an integral part of these
                    condensed consolidated financial statements.

                     KAYNAR TECHNOLOGIES INC. AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   June 28, 1998
                               (Dollars in thousands)


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

          The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the interim periods reported. The results of operations for the six months ended June 28, 1998 are not necessarily indicative of the results to be expected for the full year.

          The Company's fiscal quarters are on a 13 week basis ending on the Sunday nearest to the calendar quarter end. The second fiscal quarters of 1998 and 1997 ended on June 28, 1998 and June 29, 1997, respectively.

(2)  INVENTORIES

          Inventories are stated at the lower of cost (FIFO) or market and include the cost of material, labor and factory overhead. Inventories consist of the following at June 28, 1998 and December 31, 1997:


                                      June 28,     December 31,
                                        1998           1997
                                      -------        -------
     Raw materials                    $ 3,700        $ 2,593
     Work in progress                  10,137         11,012
     Components                         7,632          5,325
     Finished goods                    10,360          9,550
     Supplies and small tools           6,631          5,751
                                      -------        -------
                                      $38,460        $34,231
                                      -------        -------
                                      -------        -------

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

       The table below details the components of the basic and diluted earnings per share ("EPS") calculations:

                                                        Three Months Ended                 Three Months Ended
                                                          June 28, 1998                       June 29, 1997
                                                     ---------------------------        ---------------------------
                                                                       Per Share                          Per Share
                                                     Income    Shares    Amount         Income    Shares    Amount
                                                     ------    ------  ---------        ------    ------  ---------
                                                       (in thousands)                    (in thousands)
Basic EPS
     Net income                                      $4,351    3,740                    $2,933    2,834
     Less: dividends on previously issued
       preferred stock                                  --       --                        (10)     --
                                                     ------    -----                    ------    -----
     Income available to common stockholders          4,351    3,740   $1.16             2,923    2,834   $1.03

Effect of Dilutive Securities
     Series C Convertible Preferred stock               --     5,173                        10    5,206
     Common stock options                               --        10                       --       --
                                                     ------    -----                    ------    -----
Diluted EPS                                          $4,351    8,923   $0.49            $2,933    8,040   $0.36
                                                     ------    -----   -----            ------    -----   -----
                                                     ------    -----   -----            ------    -----   -----

                                                        Three Months Ended                  Six Months Ended
                                                          June 28, 1998                       June 29, 1997
                                                     ---------------------------        ---------------------------
                                                                       Per Share                          Per Share
                                                     Income    Shares    Amount         Income    Shares    Amount
                                                     ------    ------  ---------        ------    ------  ---------
                                                       (in thousands)                    (in thousands)
Basic EPS
     Net income                                      $8,626    3,721                    $5,102    2,221
     Less: dividends on previously issued
       preferred stock                                  --       --                        (34)     --
                                                     ------    -----                    ------    -----
     Income available to common stockholders         8,626     3,721   $2.32             5,068    2,221   $2.28

Effect of Dilutive Securities
     Series C Convertible Preferred stock              --      5,189                        34    5,206
     Common stock options                              --          8                       --       --
                                                      ------   -----                    ------    -----
Diluted EPS                                           $8,626   8,918   $0.97            $5,102    7,427   $0.68
                                                      ------   -----   -----            ------    -----   -----
                                                      ------   -----   -----            ------    -----   -----

(4)  INCOME TAXES

     Income taxes are provided using the estimated effective tax rates for the years ended December 31, 1998 and December 31, 1997.

(5)  COMPREHENSIVE INCOME

     Effective January 1, 1998 the Company adopted the provisions of SFAS
No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income and all non-owner changes in equity. The following table details the components of comprehensive income for the six months ended June 28, 1998 and June 29, 1997:

                                               Six Months   Six Months
                                                 Ended        Ended
                                                June 28,     June 29,
                                                  1998         1997
                                               ----------   ----------
Net Income                                     $ 8,626      $ 5,102
Foreign currency translation adjustment           (532)        (590)
                                               -------      -------
Comprehensive Income                           $ 8,094      $ 4,512
                                               -------      -------
                                               -------      -------

(6)  RECENT ACQUISITIONS

     On July 28, 1998, the Company acquired all of the issued and outstanding common stock of M & M Machine & Tool Company Co. ("M & M")(this transaction being referred to herein as the "Acquisition"). As consideration for the Acquisition, the Company paid the stockholders of M & M (the "Stockholders") $12 million in cash and 354,276 shares of the Company's common stock. Additionally, there are two contingent adjustments to the purchase price that will be paid 60% in cash and 40% in shares of the Company's common stock.
The first contingency will be a dollar-for-dollar adjustment to the purchase price if M & M's net worth at closing exceeds or falls below $4.5 million.
The second contingency will be additional consideration of no less than zero and no more than $2 million which will be based on M & M's recasted earnings before interest and taxes and transaction costs related to the Acquisition for its fiscal year ended October 31, 1998. A registration rights agreement was also entered into by the Company with the Stockholders, permitting them to exercise up to two demand registration rights per calendar year for offerings with an aggregate price exceeding $1,000,000. The registration rights agreement also accorded the Stockholders piggyback registration rights.

     M & M, located in Huntington Beach, California specializes in the machining of structural components and assemblies for aircraft. These components and assemblies include pylons, flap hinges, struts, wing fittings, landing gear parts, spars, and many others. M & M has current annualized sales in excess of $20 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

"Management's Discussion and Analysis of Financial Condition and Result of Operations" includes forward-looking statements which are subject to certain risks and uncertainties. The Company's actual future results and trends may differ materially from those expressed or implied by such statements. Factors that might cause such a difference include, but are not limited to, the Company's dependence on conditions in the airline and aerospace industries, commercial aircraft build rates (primarily Boeing and Airbus), the level of defense spending, competitive pricing pressures, cost of material and labor, and other risks described from time to time in the Company's registration statements and reports filed with the Securities and Exchange Commission.


Summary

         The following table sets forth certain items from the Company's Condensed Consolidated Statements of Income for the periods indicated and presents the results of operations as a percentage of net sales:

                                  Three Months Ended            Six Months Ended
                                 ----------------------      ----------------------
                                 June 28,      June 29,      June 28,      June 29,
                                   1998          1997          1998         1997
                                 --------      --------      --------      --------
     Net sales                    100.0%        100.0%        100.0%       100.0%
     Cost of sales                 68.8%         70.4%         69.1%        70.8%
                                 --------      --------      --------      --------
        Gross profit               31.2%         29.6%         30.9%        29.2%
     Selling, general and
      administrative expenses      14.2%         13.6%         13.9%        13.6%
                                 --------      --------      --------      --------
        Operating income           17.0%         16.0%         17.0%        15.6%
     Interest expense, net          1.5%          2.9%          1.4%         3.4%
     Provision for income taxes     6.2%          5.3%          6.2%         4.9%
                                 --------      --------      --------      --------
        Net income                  9.3%          7.8%          9.4%         7.3%
                                 --------      --------      --------      --------
                                 --------      --------      --------      --------

Three Months Ended June 28, 1998 Compared to the Three Months Ended June 29,
1997

         NET SALES. Net sales increased 25.5% or $9.5 million, to $46.8 million in the second quarter of 1998 from $37.3 million in the second quarter of 1997. This growth was primarily the result of increased customer demand, which occurred as commercial aircraft build rates increased. In addition, net sales growth was enhanced by the acquisitions of businesses, the expansion of existing product lines, the development of variations of existing products and the introduction of new products.

     GROSS PROFIT. Gross profit increased 32.7% to $14.6 million or 31.2% of net sales in the second quarter of 1998 from $11.0 million or 29.6% of net sales in the second quarter of 1997. This improvement in gross profit margin was primarily due to the increase in sales volume (which resulted in a greater absorption of fixed costs) and improved productivity.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 31.4% to $6.7 million in the second quarter of 1998 from $5.1 million in the second quarter of 1997, and were up 0.6% as a percentage of sales. The $1.6 million increase in these expenses was attributable primarily to additional employee costs needed to support the increased sales volume.

     INTEREST EXPENSE. Interest expense decreased 36.4% to $0.7 million in the second quarter of 1998 from $1.1 million in the second quarter of 1997, as a result of using proceeds received from the initial public offering in May 1997 to decrease outstanding debt by $24.0 million.

     NET INCOME. Net income for the second quarter of 1998 increased to $4.4 million or 49 cents per share compared to $2.9 million or 36 cents per share for the same period in 1997.

     BACKLOG. Backlog at June 28, 1998 increased 23.9% or $19.0 million, to $98.6 million from $79.6 million at June 29, 1997.

Six Months Ended June 28, 1998 Compared to the Six Months Ended June 29, 1997

     NET SALES. Net sales increased 32.7% or $22.7 million, to $92.2 million in the first six months of 1998 from $69.5 million in the same period of 1997. This growth was primarily the result of increased customer demand, which occurred as commercial aircraft build rates increased. In addition, net sales growth was enhanced by the acquisition of businesses, the expansion of existing product lines, the development of variations of existing products and the introduction of new products.

     GROSS PROFIT. Gross profit increased 40.4% to $28.5 million or 30.9% of net sales in the first six months of 1998 from $20.3 million or 29.2% of net sales in the same period of 1997. This improvement in gross profit margin was primarily due to the increase in sales volume (which resulted in a greater absorption of fixed costs) and improved productivity.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 36.2% to $12.8 million in the first six months of 1998 from $9.4 million in the same period of 1997, and were up 0.3% as a percentage of sales. The $3.4 million increase in these expenses was attributable primarily to additional employee costs needed to support the increased sales volume.

     INTEREST EXPENSE. Interest expense decreased 43.5% to $1.3 million in the first six months of 1998 from $2.3 million in the same period of 1997, as a result of using proceeds received from the initial public offering in May 1997 to decrease outstanding debt by $24.0 million.

     NET INCOME. Net income for the first six months of 1998 increased to $8.6 million or 97 cents per share compared to $5.1 million or 68 cents per share for the same period in 1997.

Liquidity and Capital Resources

     The Company's liquidity requirements consist primarily of working capital needs, capital expenditures and scheduled payments of interest on its indebtedness to General Electric Capital Corporation, which beneficially holds a majority of the Company's common stock. The Company's working capital requirements have increased as a result of higher accounts receivable and higher inventory levels needed to support its growth in net sales. The Company's working capital was $39.5 million as of June 28, 1998, compared to $38.7 million as of December 31, 1997.

     For the first six months of 1998, net cash used in operating activities was $1.8 million, as compared to net cash provided by operating activities of $1.8 million for the same period of 1997. The primary sources of cash from operations during the first six months of 1998 included net income of $8.6 million and non-cash charges for depreciation and amortization of $2.6 million, offset by increases in accounts receivable and inventories of $3.7 million and $2.9 million, respectively, and decreases in accounts payable and accrued expenses of $3.3 million and $3.2 million, respectively. The primary sources of cash from operations during the same period of 1997 included net income of $5.1 million, non-cash charges for depreciation and amortization of $1.8 million, and an increase in accrued expenses of $1.7 million, offset by increases in accounts receivable and inventories of $6.5 million and $1.0 million, respectively.

     The Company's net cash used in investing activities in the first six months of 1998 was $9.3 million, consisting primarily of $9.4 million in capital expenditures and $3.2 million related to the acquisitions of businesses offset by $3.1 million in net redemptions of marketable securities, as compared to net cash used in investing activities in the same period of 1997 of $8.7 million, which consisted primarily of $7.9 million in capital expenditures and $1.0 million in net purchases of marketable securities.

     The Company's net cash provided by financing activities in the first six months of 1998 was $11.9 million, consisting of net borrowings of $11.9 million on debt, as compared to net cash provided by financing activities in the same period of 1997 of $7.9 million, consisting of $27.6 million in net proceeds from the initial public offering in May 1997, offset by net payments of $19.7 million on debt.

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

     During the first six months of 1998 and 1997, inflation has not had a significant impact on the Company's operations.

Other Developments

     In connection with the acquisition of M & M (as discussed in Note 6 to the June 28, 1998 condensed consolidated financial statements), on July 27, 1998, the Company entered into the Second Restated and Amended Credit Agreement with General Electric Capital Corporation (the "Credit Agreement"). The Credit Agreement increased the size of the Company's credit facility to a maximum of $65 million, including $50 million in term loans and a $15 million revolving line-of-credit. The Credit Agreement contains sub-facilities for letters of credit and swing line loans.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In connection with the acquisition of the Eagle Enterprises Business of Keith Neil Baker, Inc. ("Eagle") on June 3, 1998, the Company issued 10,000 shares of common stock to Keith Neil Baker, Inc. pursuant to Regulation D under the Securities Exchange Act of 1933, as amended. These shares were valued based upon the average closing price of the Company's publicly traded common stock, as quoted on the NASDAQ National Market System for the 20 preceding trading days.

     On June 26, 1998, the sole holder of all outstanding shares of Series C preferred stock, C.F.E., Inc., an affiliate of General Electric Capital Corporation, elected to convert one million such shares into 1 million shares of common stock of the Company in accordance with the terms of the Series C preferred stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following matters were voted upon at the Annual Meeting of Stockholders held on April 28, 1998:

     A. The following five persons were elected as Directors of the Company to serve until the next annual meeting of stockholders or until their successors are elected and have qualified:

                                                        NUMBER OF SHARES
                                                --------------------------------
                                                   FOR        AUTHORITY WITHHELD
                                                ---------     ------------------
     Norman A. Barkeley                            3,144,050          5,295
     Burton J. Kloster, Jr.                        3,144,050          5,295
     Jordan A. Law                                 3,147,875          1,470
     Richard P. Strubel                            3,143,660          5,685
     David A. Werner                               3,147,905          1,440

     B. The ratification of selection of Arthur Andersen LLP as independent public accountants for the fiscal year ending December 31, 1998.

         Votes:

              For                            3,148,855
              Against                              400
              Abstain                               90

ITEM 5.  OTHER INFORMATION

     The Company hereby advises stockholders that February 14, 1999 is the date after which notice of a stockholder sponsored proposal (other than in respect of a nominee for election to the Board of Directors) submitted outside the processes of Rule 14a-8 under the Securities Exchange Act of 1934, as amended (i.e., a proposal to be presented at the next annual meeting of stockholders but not submitted for inclusion in the Company's proxy statement) will be considered untimely under the proxy rules issued by the Securities and Exchange Commission.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             Number    Description
             ------    -------------------------
             10.2(h)   Seventh Amendment to the Amended and Restated Credit Agreement, Dated May 29, 1998,
                       between the Company and GECC.

             10.2(i)   Eighth Amendment to the Amended and Restated Credit Agreement, Dated June 23, 1998,
                       between the Company and GECC.

             10.2(j)   Second Amended and Restated Credit Agreement, Dated July 27, 1998, among the
                       Company, the other Credit Parties Signatory thereto, the Lenders Signatory thereto from time to time, and GECC as Agent and Lender.

             27.1      Financial Data Schedule

         (b) Reports on Form 8-K

             No reports on form 8-K were filed during the quarter covered by this report.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Orange, State of California on this 3rd day of August, 1998.


                                   KAYNAR TECHNOLOGIES INC.

                                   /s/ David A. Werner
                                   --------------------------------------
                                   By: David A. Werner
                                   Executive Vice President



                                   /s/ Robert M. Nelson
                                   --------------------------------------
                                   By: Robert M. Nelson
                                   Controller (Chief Accounting Officer)