Form 10-Q
period 1998-09-27
KAYNAR TECHNOLOGIES INC
filed 1998-10-22
CIK 917193

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                      QUARTERLY REPORT PURSUANT TO SECTION 13
               [x] OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1998
                                               ------------------
                                       OR

                     TRANSITION REPORT PURSUANT TO SECTION 13
               [ ] OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                          Commission File No. 000-22519

                            KAYNAR TECHNOLOGIES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                     33-0591091
 -------------------------------                     -------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)

500 N. State College Blvd., Suite 1000, Orange, California     92868-1638
----------------------------------------------------------     ----------
(Address of principal executive offices)                       (Zip Code)

    Registrant's telephone number, including area code:  (714) 712-4900
                                                         -------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              --   --
         The number of shares of common stock outstanding on October 15, 1998 was 5,068,276.

                   KAYNAR TECHNOLOGIES INC. AND SUBSIDIARIES

                                     INDEX

                                                                                                  Page
                                                                                                  ----
PART I - Financial Information

         ITEM 1.   Financial Statements

                   Condensed Consolidated Statements of Income for the three months and nine months ended September 27, 1998 (Unaudited) and
                   September 28, 1997 (Unaudited)                                                   3

                   Condensed Consolidated Balance Sheets at September 27, 1998
                   (Unaudited) and December 31, 1997                                                4

                   Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 1998 (Unaudited) and September 28, 1997
                   (Unaudited)                                                                      6

                    Notes to Consolidated Financial Statements                                      8

         ITEM 2.   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                           11

         ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk                      14


PART II - Other Information

         ITEM 1.   Legal Proceedings                                                               15

         ITEM 2.   Changes in Securities and Use of Proceeds                                       15

         ITEM 3.   Defaults Upon Senior Securities                                                 15

         ITEM 4.   Submission of Matters to a Vote of Security Holders                             15

         ITEM 5.   Other Information                                                               15

         ITEM 6.   Exhibits and Reports on Form 8-K                                                15

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                    KAYNAR TECHNOLOGIES INC. AND SUBSIDIARIES
                    -----------------------------------------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                      (In thousands, except per share data)

                                                            Three Months Ended              Nine Months Ended
                                                     Sept. 27, 1998  Sept. 28, 1997  Sept. 27, 1998  Sept. 28, 1997
                                                     --------------  --------------  --------------  --------------
                                                       (Unaudited)     (Unaudited)     (Unaudited)    (Unaudited)
Net sales (1)                                          $ 45,293          $ 37,884       $137,472        $107,336

Cost of sales                                            31,835            25,981         95,503          75,164
                                                       --------          --------       --------        --------
         Gross profit                                    13,458            11,903         41,969          32,172

Selling, general and administrative expenses              6,699             5,592         19,530          15,014
                                                       --------          --------       --------        --------
         Operating income                                 6,759             6,311         22,439          17,158

Interest expense, net                                     1,087               666          2,391           2,994
                                                       --------          --------       --------        --------
         Income before provision for income taxes         5,672             5,645         20,048          14,164

Provision for income taxes                                2,270             2,257          8,020           5,674
                                                       --------          --------       --------        --------
         Net income                                    $  3,402          $  3,388       $ 12,028        $  8,490
                                                       --------          --------       --------        --------
                                                       --------          --------       --------        --------
Earnings per share
    Basic                                              $   0.69          $   0.92       $   2.91        $   3.11
    Diluted                                            $   0.37          $   0.38       $   1.34        $   1.07
                                                       --------          --------       --------        --------
                                                       --------          --------       --------        --------
Weighted average number of shares of common stock
  and common stock equivalents
    Basic                                                 4,956             3,694          4,137           2,715
    Diluted                                               9,162             8,900          8,996           7,921
                                                       --------          --------       --------        --------
                                                       --------          --------       --------        --------

(1) Including $3,446 and $2,970 for the three months ended September 27, 1998 and September 28, 1997, respectively; and $10,461 and $10,128 for the nine months ended September 27, 1998 and September 28, 1997, respectively, to a related party.

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    KAYNAR TECHNOLOGIES INC. AND SUBSIDIARIES
                    -----------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                     ASSETS
                                     ------
                             (Dollars in thousands)

                                                                                       September 27,           December 31,
                                                                                           1998                    1997
                                                                                      --------------           ------------
                                                                                        (Unaudited)
Current assets:
  Cash                                                                                    $  2,741               $    675
  Marketable securities                                                                        518                  3,079
  Accounts receivable (1)                                                                   29,636                 23,293
  Inventories                                                                               44,242                 34,231
  Prepaid expenses and other current assets                                                  1,133                    647
  Deferred tax asset                                                                         1,014                  1,006
                                                                                          --------               --------
           Total current assets                                                             79,284                 62,931
                                                                                          --------               --------

Property, plant and equipment, at cost                                                      65,779                 41,048
  Less accumulated depreciation and amortization                                           (12,453)                (8,797)
                                                                                          --------               --------
                                                                                            53,326                 32,251
                                                                                          --------               --------
Intangible assets, net of accumulated amortization of $770 and
  $480 at September 27, 1998 and December 31, 1997, respectively                            21,881                  6,409
Other assets                                                                                   171                     65
                                                                                          --------               --------
           Total assets                                                                   $154,662               $101,656
                                                                                          --------               --------
                                                                                          --------               --------

(1) Including $1,806 and $1,846 at September 27, 1998 and December 31, 1997, respectively, from a related party, net of allowance for doubtful accounts of $387 and $310 at September 27, 1998 and December 31, 1997, respectively.

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    KAYNAR TECHNOLOGIES INC. AND SUBSIDIARIES
                    -----------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                             (Dollars in thousands)

                                                                                        September 27,           December 31,
                                                                                            1998                    1997
                                                                                       --------------          -------------
                                                                                        (Unaudited)
Current liabilities:
  Revolving line-of-credit, to a related party                                             $    475               $      -
  Current portion of long-term debt                                                           3,066                  1,021
  Current portion of capital lease obligations                                                  278                    272
  Accounts payable                                                                            7,119                  9,969
  Accrued payroll and related expenses                                                        8,571                  8,546
  Other accrued expenses                                                                      5,532                  4,423
                                                                                           --------               --------
           Total current liabilities                                                         25,041                 24,231
                                                                                           --------               --------
Long-term liabilities:
  Long-term debt, primarily to a related party                                               58,617                 26,372
  Capital lease obligations                                                                     266                    484
  Deferred tax liability                                                                      1,498                  1,136
                                                                                           --------               --------
           Total long-term liabilities                                                       60,381                 27,992
                                                                                           --------               --------
Commitments and contingencies

Stockholders' equity:
  Series C Convertible Preferred stock; $0.01 par value;
    Authorized--10,000,000; issued and outstanding-4,206,000 and 5,206,000
    shares at September 27, 1998 and December 31, 1997, respectively                             42                     52
  Common stock; $0.01 par value; Authorized--20,000,000 shares; issued and outstanding--5,068,276 and 3,694,000 shares at September 27, 1998
    and December 31, 1997, respectively                                                          51                     37
  Additional paid-in capital                                                                 37,527                 28,973
  Retained earnings                                                                          33,422                 21,394
  Currency translation adjustment                                                            (1,802)                (1,023)
                                                                                           --------               --------
           Total stockholders' equity                                                        69,240                 49,433
                                                                                           --------               --------
           Total liabilities and stockholders' equity                                      $154,662               $101,656
                                                                                           --------               --------
                                                                                           --------               --------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    KAYNAR TECHNOLOGIES INC. AND SUBSIDIARIES
                    -----------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                             (Dollars in thousands)

                                                                                        Nine Months Ended      Nine Months Ended
                                                                                        September 27, 1998     September 28, 1997
                                                                                        ------------------     ------------------
                                                                                            (Unaudited)           (Unaudited)
Cash flows from operating activities:
  Net income                                                                                     $12,028               $ 8,490
  Adjustments to reconcile net income to net cash provided by operating activities-
      Depreciation and amortization                                                                4,372                 2,747
      Provision for deferred income taxes                                                             44                     -
      (Gain) loss on sale of property, plant and equipment                                           (49)                  155
      Changes in operating assets and liabilities, net of acquisitions-
          Increase in accounts receivable                                                         (1,409)               (7,431)
          Increase in inventories                                                                 (5,274)               (2,585)
          (Increase) decrease in prepaid expenses and other current assets                          (455)                  143
          (Increase) decrease in other assets                                                        (79)                  164
          Increase (decrease) in accounts payable                                                 (4,565)                  604
          Increase in accrued expenses                                                               267                 2,427
                                                                                                 -------               -------
            Net cash provided by operating activities                                              4,880                 4,714
                                                                                                 -------               -------
Cash flows from investing activities:
  Purchases of property, plant and equipment                                                     (13,487)              (11,585)
  Proceeds from sales of property, plant and equipment                                               235                    85
  Net redemptions (purchases) of marketable securities                                             2,561                (1,396)
  Acquisitions of businesses, net of cash acquired                                               (15,890)                    -
  Decrease in intangible assets                                                                      147                   217
                                                                                                 -------               -------
            Net cash used in investing activities                                                (26,434)              (12,679)
                                                                                                 -------               -------
Cash flows from financing activities:
  Net borrowings (payments) on line-of-credit, from a related party                                  475                  (558)
  Borrowings on long-term debt, primarily from a related party                                    28,389                   261
  Payments on long-term debt, primarily from a related party                                      (4,990)              (19,665)
  Net principal payments on capital lease obligations                                               (234)                 (156)
  Net proceeds from issuance of common stock                                                           -                27,610
                                                                                                 -------               -------
            Net cash provided by financing activities                                             23,640                 7,492
                                                                                                 -------               -------
Effect of exchange rate changes on cash                                                              (20)                  (33)
                                                                                                 -------               -------
Net increase (decrease) in cash                                                                    2,066                  (506)

Cash, beginning of period                                                                            675                   909
                                                                                                 -------               -------
Cash, end of period                                                                              $ 2,741               $   403
                                                                                                 -------               -------
                                                                                                 -------               -------

                                                                                Nine Months Ended         Nine Months Ended
                                                                               September 27, 1998        September 28, 1997
                                                                               ------------------        ------------------
                                                                                   (Unaudited)               (Unaudited)
Supplemental disclosures of cash flow information:
    Cash paid during the period for-
      Interest                                                                      $ 2,111                  $ 3,329
                                                                                    -------                  -------
                                                                                    -------                  -------
      Income taxes                                                                  $ 9,549                  $ 6,311
                                                                                    -------                  -------
                                                                                    -------                  -------
    Noncash financing activities:
      Capital lease obligations assumed for the purchase of equipment               $     -                  $   507
                                                                                    -------                  -------
                                                                                    -------                  -------
      Borrowings on long-term debt for preferred stock dividends                    $     -                  $    58
                                                                                    -------                  -------
                                                                                    -------                  -------
      Common stock issued in connection with acquisitions of businesses             $ 8,558                  $     -
                                                                                    -------                  -------
                                                                                    -------                  -------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    KAYNAR TECHNOLOGIES INC. AND SUBSIDIARIES
                    -----------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                               September 27, 1998
                               ------------------
                             (Dollars in thousands)

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

          The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the interim periods reported. The results of operations for the nine months ended September 27, 1998 are not necessarily indicative of the results to be expected for the full year.

          The Company's fiscal quarters are on a 13 week basis ending on the Sunday nearest to the calendar quarter end. The third fiscal quarters of 1998 and 1997 ended on September 27, 1998 and September 28, 1997, respectively.

(2)  INVENTORIES

          Inventories are stated at the lower of cost (FIFO) or market and include the cost of material, labor and factory overhead. Inventories consist of the following at September 27, 1998 and December 31, 1997:

                                                September 27,          December 31,
                                                    1998                   1997
                                                -------------          ------------
     Raw materials                                 $ 3,514                $ 2,593
     Work in progress and components                21,429                 16,337
     Finished goods                                 12,457                  9,550
     Supplies and small tools                        6,842                  5,751
                                                   -------                -------
                                                   $44,242                $34,231
                                                   -------                -------
                                                   -------                -------

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

           The table below details the components of the basic and diluted earnings per share ("EPS") calculations:

                                                            Three Months Ended               Three Months Ended
                                                            September 27, 1998              September 28, 1997
                                                      -------------------------------     --------------------------------
                                                                            Per Share                            Per Share
                                                      Income      Shares      Amount      Income       Shares      Amount
                                                      ------      ------      ------      ------       ------      ------
                                                         (in thousands)                      (in thousands)

Basic EPS
   Net income                                         $3,402       4,956                  $3,388       3,694
   Less: dividends on previously issued
     preferred stock                                     -           -                       -           -
                                                      -------      -----                  ------       -----
   Income available to common stockholders             3,402       4,956      $ 0.69       3,388       3,694       $ 0.92

Effect of Dilutive Securities
   Series C Convertible Preferred stock                  -         4,206                     -         5,206
   Common stock options                                  -           -                       -           -
                                                      -------      -----                  ------       -----
Diluted EPS                                           $3,402       9,162      $ 0.37      $3,388       8,900       $ 0.38
                                                      -------      -----                  ------       -----
                                                      -------      -----                  ------       -----

                                                             Nine Months Ended               Nine Months Ended
                                                            September 27, 1998              September 28, 1997
                                                      -------------------------------     --------------------------------
                                                                            Per Share                            Per Share
                                                      Income      Shares      Amount      Income       Shares      Amount
                                                      ------      ------      ------      ------       ------      ------
                                                         (in thousands)                      (in thousands)
Basic EPS
   Net income                                         $12,028      4,137                  $8,490       2,715
   Less: dividends on previously issued
     preferred stock                                      -          -                       (34)        -
                                                      -------      -----                  ------       -----
   Income available to common stockholders             12,028      4,137      $2.91        8,456       2,715       $3.11

Effect of Dilutive Securities
   Series C Convertible Preferred stock                   -        4,858                      34       5,206
   Common stock options                                   -            1                     -           -
                                                      -------      -----                  ------       -----
Diluted EPS                                           $12,028      8,996      $1.34       $8,490       7,921       $1.07
                                                      -------      -----                  ------       -----
                                                      -------      -----                  ------       -----

(4)  INCOME TAXES

         Income taxes are provided using the estimated effective tax rates for the years ended December 31, 1998 and December 31, 1997.

(5)  COMPREHENSIVE INCOME

           Effective January 1, 1998 the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income and all non-owner changes in equity. The following table details the components of comprehensive income for the nine months ended September 27, 1998 and September 28, 1997:

                                                    Nine Months     Nine Months
                                                       Ended           Ended
                                                      Sept. 27,       Sept. 28,
                                                        1998            1997
                                                      -------         -------
Net Income                                            $12,028         $ 8,490
Foreign currency translation adjustment                  (779)           (605)
                                                      -------         -------
Comprehensive Income                                  $11,249         $ 7,885
                                                      -------         -------
                                                      -------         -------

(6)  RECENT ACQUISITIONS

         On July 28, 1998, the Company acquired all of the issued and outstanding common stock of M & M Machine & Tool Company Co. ("M & M")(this transaction being referred to herein as the "Acquisition"). As consideration for the Acquisition, the Company paid the M & M stockholders of $12 million in cash and 354,276 shares of the Company's common stock. Additionally, there are two contingent adjustments to the purchase price that will be paid 60% in cash and 40% in shares of the Company's common stock. The first contingency will be a dollar-for-dollar adjustment to the purchase price if M & M's net worth at closing exceeds or falls below $4.5 million. The second contingency will be additional consideration of no less than zero and no more than $2 million which will be based on M & M's recasted earnings before interest and taxes and transaction costs related to the Acquisition for its fiscal year ended October 31, 1998. A registration rights agreement was also entered into by the Company with M & M stockholders, permitting them to exercise up to two demand registration rights per calendar year for offerings with an aggregate price exceeding $1 million. The registration rights agreement also accorded the M & M stockholders piggyback registration rights.

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

Summary

         The following table sets forth certain items from the Company's Condensed Consolidated Statements of Income for the periods indicated and presents the results of operations as a percentage of net sales:

                                   Three Months Ended           Nine Months Ended
                                 ----------------------      ----------------------
                                 Sept. 27,     Sept. 28,     Sept. 27,     Sept. 28,
                                   1998          1997          1998          1997
                                 --------      --------      --------      --------
     Net sales                    100.0%        100.0%        100.0%        100.0%
     Cost of sales                 70.3%         68.6%         69.5%         70.0%
                                 --------      --------      --------      --------
        Gross profit               29.7%         31.4%         30.5%         30.0%
     Selling, general and
      administrative expenses      14.8%         14.7%         14.2%         14.0%
                                 --------      --------      --------      --------
        Operating income           14.9%         16.7%         16.3%         16.0%
     Interest expense, net          2.4%          1.8%          1.7%          2.8%
     Provision for income taxes     5.0%          6.0%          5.8%          5.3%
                                 --------      --------      --------      --------
        Net income                  7.5%          8.9%          8.8%          7.9%
                                 --------      --------      --------      --------
                                 --------      --------      --------      --------


Three Months Ended September 27, 1998 Compared to the Three Months Ended September 28, 1997

         NET SALES. Net sales increased 19.5% or $7.4 million, to $45.3 million in the third quarter of 1998 from $37.9 million in the third quarter of 1997. This growth was primarily the result of additional sales from recently acquired businesses. In addition, net sales growth was enhanced by increased customer demand (which occurred as commercial aircraft build rates increased), the expansion of existing product lines, the development of variations of existing products and the introduction of new products.

         GROSS PROFIT. Gross profit increased 13.5% to $13.5 million in the third quarter of 1998 from $11.9 million in the third quarter of 1997; however, as a percentage of net sales, gross profit decreased 1.7% to 29.7% in the third quarter of 1998 from 31.4% in the third quarter of 1997. This reduction in gross profit as a percentage of net sales was primarily due to negative profit margins in specialty automation equipment.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 19.6% to $6.7 million in the third quarter of 1998 from $5.6 million in the third quarter of 1997, and were up 0.1% as a percentage of net sales. The $1.1 million increase in these expenses was attributable primarily to acquisitions of businesses as well as additional employee costs needed to support the increased sales volume.

         INTEREST EXPENSE. Interest expense increased 57.1% to $1.1 million in the third quarter of 1998 from $0.7 million in the third quarter of 1997, primarily as a result of additional debt incurred during the third quarter of 1998 to fund the acquisition of M & M Machine & Tool Co.

         NET INCOME. Net income for the third quarter of 1998 remained stable at $3.4 million or 37 cents per share compared to $3.4 million or 38 cents per share for the same period in 1997.

         BACKLOG. Backlog at September 27, 1998 increased 29.5% or $26.0 million, to $114.3 million from $88.3 million at September 28, 1997.

Nine Months Ended September 27, 1998 Compared to the Nine Months Ended September 28, 1997

         NET SALES. Net sales increased 28.2% or $30.2 million, to $137.5 million in the first nine months of 1998 from $107.3 million in the same period of 1997. This growth was primarily the result of increased customer demand, which occurred as commercial aircraft build rates increased. In addition, net sales growth was enhanced by the acquisition of businesses, the expansion of existing product lines, the development of variations of existing products and the introduction of new products.

         GROSS PROFIT. Gross profit increased 30.4% to $42.0 million or 30.5% of net sales in the first nine months of 1998 from $32.2 million or 30.0% of net sales in the same period of 1997. This improvement in gross profit margin was primarily due to the increase in sales volume (which resulted in a greater absorption of fixed costs) and improved productivity.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 30% to $19.5 million in the first nine months of 1998 from $15.0 million in the same period of 1997, and were up 0.2% as a percentage of sales. The $4.5 million increase in these expenses was attributable primarily to acquisitions of businesses as well as additional employee costs needed to support the increased sales volume.

         INTEREST EXPENSE. Interest expense decreased 20% to $2.4 million in the first nine months of 1998 from $3.0 million in the same period of 1997, as a result of using proceeds received from the initial public offering in May 1997 to decrease outstanding debt by $24.0 million.

         NET INCOME. Net income for the first nine months of 1998 increased to $12.0 million or $1.34 per share compared to $8.5 million or $1.07 per share for the same period in 1997.

Liquidity and Capital Resources

         The Company's liquidity requirements consist primarily of working capital needs, capital expenditures and scheduled payments of interest on its indebtedness to General Electric Capital Corporation ("GECC"), which beneficially holds a majority of the Company's common stock. The Company's working capital requirements have increased as a result of higher accounts receivable and higher inventory levels needed to support its growth in net sales. The Company's working capital was $54.2 million as of September 27, 1998, compared to $38.7 million as of December 31, 1997. The increase in working capital was primarily due the Company increasing its term loan with GECC on July 27, 1998, by $24.7 million, of which $12.0 million was used to fund the acquisition of M & M Machine & Tool Co. and the remaining $12.7 million was used to pay down the Company's revolving line-of-credit.

         For the first nine months of 1998, net cash provided by operating activities was $4.9 million, as compared to net cash provided by operating activities of $4.7 million for the same period of 1997. The primary sources of cash from operations during the first nine months of 1998 included net income of $12.0 million and non-cash charges for depreciation and amortization of $4.4 million, offset by increases in accounts receivable and inventories of $1.4 million and $5.3 million, respectively, and a decrease in accounts payable of $4.6 million. The primary sources of cash from operations during the same period of 1997 included net income of $8.5 million, non-cash charges for depreciation and amortization of $2.7 million, and an increase in accrued expenses of $2.4 million, offset by increases in accounts receivable and inventories of $7.4 million and $2.6 million, respectively.

         The Company's net cash used in investing activities in the first nine months of 1998 was $26.4 million, consisting primarily of $13.5 million in capital expenditures and $15.9 million related to the acquisitions of businesses, offset by $2.6 million in net redemptions of marketable securities, as compared to net cash used in investing activities in the same period of 1997 of $12.7 million, which consisted primarily of $11.6 million in capital expenditures and $1.4 million in net purchases of marketable securities.

         The Company's net cash provided by financing activities in the first nine months of 1998 was $23.6 million, consisting of net borrowings of $23.6 million on debt, as compared to net cash provided by financing activities in the same period of 1997 of $7.5 million, consisting of $27.6 million in net proceeds from the initial public offering in May 1997, offset by net payments of $20.1 million on debt.

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

         During the first nine months of 1998 and 1997, inflation has not had a significant impact on the Company's operations.

Other Developments

         In connection with the acquisition of M & M (as discussed in Note 6 to the September 27, 1998 condensed consolidated financial statements), on July 27, 1998, the Company entered into the Second Restated and Amended Credit Agreement with GECC (the "Credit Agreement"). The Credit Agreement increased the size of the Company's credit facility to a maximum of $65 million, including $50 million in term loans and a $15 million revolving line-of-credit. The Credit Agreement contains sub-facilities for letters of credit and swing line loans.

         During the past several years, the Company's growth in net sales has occurred primarily as a result of increased customer demand due to the increases in commercial aircraft build rates. Boeing, a significant customer of the Company, has announced that it has been experiencing production difficulties affecting build rates. There can be no assurance that such difficulties will not affect Boeing's demand for the Company's products. Additionally, the aerospace industry has recently experienced a flattening of commercial aircraft build rates which have and may continue to impact incoming orders.

Year 2000 Compliance

         The Company has in place detailed programs to address Year 2000 readiness in its internal computer systems and its key customers and suppliers. The Company's Year 2000 readiness team includes both internal personnel and external consultants. The team's activities are designed to ensure that there will be no material adverse effects on the Company's business operations and that transactions with customers, suppliers, and financial institutions will be fully supported. The specific costs of achieving Year 2000 compliance have been, and are expected to be, immaterial.

         The Company has already converted its most significant manufacturing facilities to new software systems which are Year 2000 compliant. The Company expects that all other critical systems will be compliant by March 1999 and fully tested by September 1999. The Company is also in the process of ensuring that its significant suppliers, customers and financial institutions have appropriate plans to ensure that they are Year 2000 compliant. Risk assessment, readiness evaluation, action plans and contingency plans related to third parties are expected to be completed during the first half of 1999.

         While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that all internal systems, as well as those of third parties on which the Company relies upon, will be converted on a timely basis and will not have a material affect on the Company's operations.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In connection with the acquisition of M & M Machine & Tool Co.
("M & M") on July 28, 1998, the Company issued 354,276 shares of common stock to the M & M stockholders pursuant to Regulation D under the Securities Exchange Act of 1933, as amended. These shares were valued based upon the average closing price of the Company's publicly traded common stock, as quoted on the NASDAQ National Market System for the 20 preceding trading days.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the third quarter of 1998.

ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Number    Description
                  ------    -------------------------
                  27.1      Financial Data Schedule


         (b)      Reports on Form 8-K

                           On August 12, 1998, the Company filed a Current
                  Report on Form 8-K reporting the Company's acquisition of M & M Machine & Tool Co.

                           On October 9, 1998, the Company filed Amendment No. 1
                  to the Current Report on Form 8-K which included the financial statements and pro forma financial information previously omitted from the Current Report on Form 8-K filed August 12, 1998.

SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Orange, State of California on this 21st day of October, 1998.

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