Form 10-K405
period 1998-12-31
KAYNAR TECHNOLOGIES INC
filed 1999-02-12
CIK 917193

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
           [x]     OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 1998

                                       OR
                    TRANSITION REPORT PURSUANT TO SECTION 13
           [ ]     OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                          Commission File No. 000-22519

                            KAYNAR TECHNOLOGIES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                           33-0591091
   --------------------------------                         -------------------
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                           Identification No.)

500 N. STATE COLLEGE BLVD., SUITE 1000, ORANGE, CALIFORNIA      92868-1638
---------------------------------------------------------   -------------------
   (Address of principal executive offices)                      (Zip Code)

        Registrant's telephone number, including area code: (714)712-4900

           Securities registered pursuant to Section 12(b) of the Act:

                               TITLE OF EACH CLASS
                          ----------------------------
                          Common Stock, $.01 par value


           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
 ------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $82.1 million as of February 10, 1999 based on the closing sales price of $27.375 of the registrant's common stock as reported on the NASDAQ National Market as of such date.

The number of shares of common stock outstanding on February 10, 1999 was 5,092,544.

                   FORWARD-LOOKING STATEMENTS AND RISK FACTORS

         Certain statements contained in this Form 10-K, including Item 1 "Business" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements address activities, events or developments that Kaynar Technologies Inc. (the "Company") expects or anticipates will or may occur in the future, including future capital expenditures, expansion and growth of the Company's and its customers' business and operations and other such matters. Forward-looking statements can be identified by words including, but not limited to, "believes," "anticipates," "expects," "intends," "seeks," "may," "will" and "estimates."

         Forward-looking statements are subject to certain risks and uncertainties, including the Company's dependence on conditions in the commercial aircraft and defense industries, the level of commercial aircraft build rates (primarily at Boeing and Airbus), the amount of defense spending, competitive pricing pressures, the cost of material and labor, and other risks described from time to time in the Company's registration statements and reports filed with the Securities and Exchange Commission. The foregoing should not be construed as an exhaustive list of all risks and uncertainties. Actual results to differ materially from those expressed in forward-looking statements made by the Company.

                                     PART I

ITEM 1.  BUSINESS

         The Company is a leading precision fabricator that designs, develops, and manufactures a wide range of specialty components and tooling systems and provides related services used primarily by original equipment manufacturers ("OEMs") and their subcontractors to produce aircraft and defense products. The Company serves virtually all major airframe and aircraft OEMs including Boeing, General Electric, Pratt & Whitney, Airbus, Lockheed Martin and Rolls Royce. In addition, the Company serves the automotive, electrical and other industrial markets and their associated after-markets. The Company was formed as a Delaware corporation on October 20, 1993.

Recent Developments

         Recent developments of the Company are incorporated herein by reference from "Recent Developments and Significant Business Combinations" included herein in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Financial Information About Industry Segments

         The Company's business segment information is incorporated herein by reference from Note 16 of the Company's consolidated financial statements included herein in Item 8 "Financial Statements and Supplementary Data."

Products and Services

         The Company's specialty components, tooling systems and related services may be divided into two general categories: those used primarily in the manufacture of commercial aircraft and defense products and those with applications in other industries. Within these two categories, the Company's products may also be grouped by business unit. The Company's Kaynar, Microdot,

M & M, Eagle, APS and K-FAST business units design and manufacture products that are sold principally to the commercial aircraft and defense industries, while the Company's Recoil and Marson business units design and manufacture products used primarily in the automotive, electrical and other non-aerospace industries.

     Commercial Aircraft and Defense Products

         The commercial aircraft and defense industries accounts for the vast majority of the Company's net sales and operating income. See Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operation--Segment Information."

         The Company's commercial aircraft sales depend substantially on aircraft manufacturers' production rates, which in turn depend upon orders of new aircraft. Historically, demand from the commercial aircraft industry has been subject to cyclical fluctuations. There can be no assurance that demand for new aircraft will not be adversely affected by business cycle fluctuations or declines in airline profitability.

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

         Kaynar Products

         Kaynar is a leading producer of precision, self-locking internally threaded nuts used in the manufacture of commercial aircraft and defense aerospace products. The product line is designed principally for use in harsh, demanding environments and includes wrenchable nuts, K-FAST nuts, anchor nuts, gang channels, shank nuts, barrel nuts, clinch nuts and stake nuts. Kaynar produces fasteners in a wide variety of materials to accommodate each customer's specifications, from lightweight aluminum and titanium nuts for airframes, to high-strength, high-temperature tolerant engine nuts manufactured from materials such as A-286, Waspaloy(R) and Hastelloy(R). Kaynar also produces the commercial aircraft and defense industries' broadest line of lightweight, non-metallic composite fasteners, which may be configured as wrenchable nuts, anchor nuts, gang channels or barrel nuts. These composite fasteners are used primarily for military aircraft and are designed to reduce radar visibility, enhance resistance to lightning strikes and provide galvanic corrosion protection. Kaynar offers a variety of coatings and finishes for its fasteners, including anodizing, cadmium plating, silver plating, aluminum plating, solid film lubricants and water based cetyl and solvent free lubricants. Kaynar sales accounted for 75%, 81% and 83% of the Company's total sales for 1998, 1997 and 1996, respectively.

         Microdot Products

         Microdot designs and manufactures threaded inserts and studs used principally in the commercial aircraft and defense industries. Microdot's threaded inserts, which are made of high-grade steel and other high-tensile metals, are designed to be installed into softer metals, plastics and composite materials to create bolt-ready holes having strong internal self locking threads within the softer parent material. Once a bolt is threaded into the installed insert, overall strength of the fastening assembly is substantially enhanced. Microdot inserts can also be used for thread repairs. Microdot's K-Sert(R) inserts include keys that can be used to lock the insert in place and prevent any rotation. Microdot also manufactures Perma-Thread(R) inserts and Thin Wall(R) inserts which are used to create a permanent thread inside a hole and to provide a high degree of thread protection and fastening integrity from a light weight fastener. Microdot also manufactures studs from steel and other high strength materials. Microdot sales accounted for 9%, 11% and 13% of the Company's total sales for 1998, 1997 and 1996, respectively.

         Other Products

         M & M specializes in precision machined structural components and assemblies for aircraft, including pylons, flap hinges, struts, wing fittings, landing gear parts, spars and many other items. Eagle manufactures high quality flared fluid fittings used in the hydraulic systems of aircraft. APS manufactures specialty machinery for automated assembly of structural components and subassemblies. K-FAST makes tools primarily designed to install Kaynar, Microdot and Recoil fasteners and inserts, but can also be used to attach other wrenchable nuts, bolts and inserts.

     Industrial Products and Services

         Recoil Products

         Recoil produces helically-wound, wire thread, self locking inserts that increase the strength of fastening assemblies and assist in reduction of thread wear, which is particularly important when components are assembled and disassembled frequently or where vibrations are severe. Recoil also supplies thread repair kits, high-speed steel taps and various electric and pneumatic, manual and semi-automatic insertion tools and related accessories.

         Marson Products

         Marson designs, manufactures and markets a broad line of blind rivets, threaded inserts and setting tools primarily for the industrial and automotive markets. Marson is the second largest US manufacturer of blind rivets and related tools. In addition to manufacturing, Marson provides many value-added services such as plating, anodizing and customized product painting.


Raw Materials

         The Company purchases raw materials, which include the various metals, composites and finishes used in production, from over twenty different suppliers. The Company believes that these raw materials would be available at competitive prices from various other suppliers as well. However, commercial deposits of certain metals, such as titanium and nickel, that are required for the manufacture of several of the Company's products are only found in certain parts of the world. The availability and prices of these metals may be influenced by private or governmental cartels, changes in world politics, unstable governments in exporting nations or inflation. Similarly, supplies of steel and other less exotic metals used by the Company may also be subject to variation in availability. Shortages of, and price increases for, certain raw materials used by the Company have occurred in the past and may occur in the future.

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

Major Customers

         A significant portion of the Company's business is dependent upon a limited number of large manufacturers of commercial aircraft and defense products. Direct sales to Boeing accounted for approximately 20%, 24% and 18% of sales during 1998, 1997 and 1996, respectively. Sales to Boeing are diversified over a number of different commercial and military programs. No other customer accounted for 10% or more of the Company's net sales during the past three years. In addition, the Company sells to a global network of independent distributors who sell the Company's products to OEMs, subcontractors and other customers.

Backlog

         At December 31, 1998, backlog believed to be firm was approximately $108.8 million, compared to $92.5 million at December 31, 1997. Approximately $97.6 million of total backlog is expected to be delivered during 1999.

Competition

         The Company's commercial aircraft and defense business units compete with a number of producers of aerospace fasteners and fastening systems, including three publicly-held companies, SPS Technologies Inc. ("SPS"), the Huck International Division of the Cordant Technologies ("Huck") and The Fairchild Corporation ("Fairchild"), all of which have greater financial resources than the Company. SPS manufactures high-strength wrenchable nuts, gang channels, plate nuts and other products for certain of the same customers as the Company, including Boeing, Pratt & Whitney and General Electric. Huck produces fasteners and fastening systems that differ substantially from the Company's products in design, but nevertheless often serve comparable functions in airframe and engine construction. Fairchild produces threaded inserts and studs that compete with the Microdot product lines, as well as various nuts used by certain of the Company's customers, including General Electric. The Company has recently entered into a merger agreement with Fairchild. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments and Significant Business Combinations." The Company also competes with several smaller, privately-owned companies, which generally have lower sales volumes than the Company.

         The Company believes that competition for sales of specialty components and tooling systems to the commercial aircraft and defense industries is based on product design and quality, turnaround time and responsiveness to customer specifications, product availability and pricing. The Company also believes that it competes favorably with respect to each of these factors.

         HeliCoil and POP Fastening Systems, which are both units of Black & Decker Corp., are Recoil and Marson's primary competitors in the industrial market. The Company believes that competition for sales of threaded inserts, blind rivets, and setting tools to the markets served by Recoil and Marson is based on turnaround time and responsiveness to customer specifications, product availability and pricing. The Company also believes that it competes favorably with respect to each of these factors.

Environmental Matters

         The Company uses perchloroethylene to clean products at various stages of the manufacturing process in order to meet military and civilian specifications for aircraft and aerospace parts. The Company's products must be manufactured in strict compliance with such specifications in order to ensure that aircraft safety and performance standards are met.

         Perchloroethylene has been detected in soil beneath the Company's main Kaynar facility in Fullerton. Environmental consultants retained by the Company have determined that this contamination may have been caused by former degreasing operations on the property. The Company anticipates that remediation of the perchloroethylene at this site will cost approximately $200,000 over the course of two years. The Company has established reserves that management believes are sufficient to cover this remediation.

         The Company anticipates that during the period from 1999 through 2004 it will make capital expenditures of between $1 million and $2 million to introduce aqueous-based and/or low emission solvent cleaning technologies at its main Kaynar facility in Fullerton. These new operations will significantly reduce emissions of perchloroethylene and increase manufacturing efficiency.

         The Company intends to install equipment to control air emissions from a dip coating operation in order to achieve final compliance with a South Coast Air Quality Management District rule governing aerospace coating operations at a cost of approximately $700,000 at its main Kaynar facility in Fullerton.

Employees

         At December 31, 1998, the Company employed approximately 1,650 people.

Financial Information About Foreign and Domestic Operations and Export Sales

         The Company's financial information about foreign and domestic operations and export sales is incorporated herein by reference from Note 14 of the Company's consolidated financial statements included herein in Item 8 "Financial Statements and Supplementary Data."


ITEM 2.  PROPERTIES

FACILITIES

         The Company utilizes 13 facilities in excess of 4,000 square feet with a total area of approximately 575,000 square feet, including both owned and leased properties. At December 31, 1998, the facilities were:


                                                                          Approx.
                                                                          Square            Expiration
Location                         Function                                 Feet              of Lease
---------                        ---------                                --------          -----------
Fullerton, CA                    Kaynar                                   200,000           October 31, 2007
                                 -Product Development
                                 -Engineering
                                 -Manufacturing
                                 -Distribution

Stoughton, MA                    Marson                                   110,000           April 10, 2003
                                 -Product Development
                                 -Engineering
                                 -Manufacturing
                                 -Warehousing
                                 -Distribution


Huntington Beach, CA             M & M                                    58,000            Owned
                                 -Product Development
                                 -Engineering
                                 -Manufacturing
                                 -Distribution

Fullerton, CA                    K-Fast and APS                            57,000           August 13, 2003
                                 -Product Development
                                 -Engineering
                                 -Manufacturing
                                 -Distribution

Placentia, CA                    Microdot                                  40,000           September 30, 2001
                                 -Product Development
                                 -Engineering
                                 -Manufacturing
                                 -Distribution

Huntington Beach, CA             M & M                                     25,000           November 30, 1999
                                 -Material storage

Oakleigh, VIC, Australia         Recoil Pty                                24,000           August 1, 2000
                                 -Product Development
                                 -Engineering
                                 -Manufacturing
                                 -Distribution

Nemesuamos, Hungary              K.T.I. Femipari KFT                        21,500          Owned
                                 -Manufacturing

Adelanto, CA                     Kaynar                                     11,600          Owned
                                 -Manufacturing (to begin in 1999)
                                 -Distribution (to begin in 1999)

La Habra, CA                     Eagle                                      10,500          May 17, 1999
                                 (no longer in use as of January 1999)

Fullerton, CA                    Kaynar                                     8,300           April 7, 2000
                                 -Raw material storage

Orange, CA                       KTI                                        4,600           April 1, 2003
                                 -Corporate Headquarters
                                 -Administration

Carmel, IN                       Recoil (U.S.)                              4,300           December 31, 2003
                                 -Sales and Marketing
                                 -Distribution


         While the Company believes that its facilities (including those not mentioned in the above paragraph) are adequate to support its operations for the foreseeable future, the Company regularly reviews its need for additional facilities and could, in the future, lease or purchase one or more additional facilities or seek to expand its existing facilities.

         Although the Company maintains standard property casualty insurance covering its properties, the Company does not carry any earthquake insurance because of the cost of such insurance. Most of Company's properties are located in Southern California, an area subject to frequent and sometimes severe earthquake activity.

ITEM 3.  LEGAL PROCEEDINGS

         During the ordinary course of business, the Company is threatened with, or becomes a party to, legal actions and other proceedings. Management believes that the outcome of legal actions and proceedings to which it is presently a party will not, singly or in the aggregate, have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         Shares of the Company's common stock are traded on the NASDAQ National Market. The information regarding the quarterly price range of the Company's common stock is incorporated herein by reference from Note 17 of the Company's consolidated financial statements included herein in Item 8 "Financial Statements and Supplementary Data." The Company did not pay cash dividends on its common stock during the last two fiscal years and has no present intention of paying cash dividends on its common stock in the future.

         The number of stockholders of record for the Company's common stock as of February 10, 1999 was approximately 1,029.

ITEM 6.  SELECTED FINANCIAL DATA

                           Five Year Financial Summary
                      (In thousands, except per share data)



                                                                 Year Ended December 31,
                                                -----------------------------------------------------
                                                1998 (2,3)    1997      1996 (1)     1995      1994
                                                ----------  -------- -----------   --------  --------
Income statement data:
  Net sales                                      $185,512   $150,429   $ 99,023   $ 68,781   $ 55,117
  Cost of sales                                   129,223    104,390     72,924     51,940     41,117
                                                ----------  -------- -----------   --------  --------
       Gross profit                                56,289     46,039     26,099     16,841     14,000
  Selling, general and administrative expenses     27,438     21,454     13,263     10,018      9,048
                                                ----------  -------- -----------   --------  --------
       Operating income                            28,851     24,585     12,836      6,823      4,952
  Interest expense, net                             4,067      3,602      4,011      2,935      2,304
                                                ----------  -------- -----------   --------  --------
       Income before income taxes                  24,784     20,983      8,825      3,888      2,648
  Provision for income taxes                        9,914      8,393      3,530      1,577      1,129
                                                ----------  -------- -----------   --------  --------
       Net income                                $ 14,870   $ 12,590   $  5,295   $  2,311   $  1,519
                                                ----------  -------- -----------   --------  --------
                                                ----------  -------- -----------   --------  --------
  Earnings per share
         Basic                                   $   3.39   $   4.23   $   3.26   $   1.39   $   0.89
                                                ----------  -------- -----------   --------  --------
                                                ----------  -------- -----------   --------  --------
         Diluted                                 $   1.64   $   1.54   $   0.78   $   0.34   $   0.22
                                                ----------  -------- -----------   --------  --------
                                                ----------  -------- -----------   --------  --------
  Weighted average number of common stock
      and common stock equivalents

         Basic                                      4,382      2,967      1,594      1,594      1,594
         Diluted                                    9,085      8,173      6,800      6,800      6,800

Balance sheet data:

  Working capital                                $ 47,917   $ 38,700   $ 30,188   $ 18,991   $ 15,563
  Total assets                                    199,359    101,656     73,689     43,336     35,051
  Long-term obligations                            85,295     27,992     46,340     24,895     22,051
  Stockholders' equity                             72,724     49,433     10,626      5,157      2,944


(1) In August 1996, the Company purchased its Recoil business unit which has been accounted for under the purchase method of accounting and, accordingly, their operating results have been included in the results of operations since mid-August 1996.

(2) In July 1998, the Company purchased its M & M business unit which has been accounted for under the purchase method of accounting and, accordingly, their operating results have been included in the results of operations since late-July 1998 (see Note 2 of the Company's Consolidated Financial Statements).

(3) In October 1998, the Company purchased its Marson business unit which has been accounted for under the purchase method of accounting and, accordingly, their operating results have been included in the results of operations since late-October 1998 (see Note 2 of the Company's Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company designs, develops and manufactures a wide range of specialty components and tooling systems and provides related services primarily used by OEMs and their subcontractors to produce aircraft and defense products. In addition, the Company serves the automotive, electrical and other industrial markets, and their associated after-markets.

         In the last three years, the Company's financial objectives have focused on increasing sales and profitability. The Company's success in achieving these objectives is due to, among other factors, its ability to take advantage of increased demand for fasteners from rising commercial aircraft build rates, the expansion of product lines through acquisitions and new product development, and increases in efficiencies and productivity. The Company's financial results over this period reflect a high degree of leverage resulting from debt incurred to finance the formation of the Company and to finance internal growth and subsequent acquisitions.

Recent Developments and Significant Business Combinations

         On July 28, 1998, the Company acquired all of the issued and outstanding common stock of M & M Machine & Tool Company Co. ("M & M"). M & M, located in Huntington Beach, California, specializes in the machining of structural components and assemblies for aircraft which include pylons, flap hinges, struts, wing fittings, landing gear parts, spars, and many others. As consideration for this acquisition, the Company paid the M & M stockholders $12.4 million in cash and 376,142 shares of the Company's common stock valued at $8.3 million. In addition, the Company will pay additional consideration of $2 million (60% in cash and 40% in shares of KTI common stock) based on M & M's recasted earnings before interest, taxes and transaction costs related to the acquisition for its fiscal year ended October 31, 1998. The purchase price exceeded the fair value of the net assets by $17.9 million, which is being allocated as goodwill and amortized using the straight-line method over 40 years. The M & M acquisition has been accounted for under the purchase method of accounting and, accordingly, the operating results of M & M have been included in the Company's results of operations since late-July 1998.

         On October 27, 1998, the Company acquired all of the issued and outstanding common stock of Marcliff Corporation which holds all of the issued and outstanding capital stock of Marson Creative Fastener, Inc. ("Marson"). Located in Stoughton, Massachusetts, Marson designs, manufactures, and markets a broad line of blind rivets, threaded inserts, and setting tools primarily for industrial markets. As consideration for this acquisition, the Company paid the Marson stockholders $34.0 million in cash (of which $9.1 million was used to pay off Marson's outstanding debt as of the acquisition date). In addition, the Company will pay additional consideration of $1.1 million based on Marson's closing balance sheet as of the acquisition date. The purchase price exceeded the fair value of the net assets by $23.2 million, which is being allocated as goodwill and amortized using the straight-line method over 40 years. The Marson acquisition has been accounted for under the purchase method of accounting and, accordingly, the operating results of Marson have been included in the Company's results of operations since late-October 1998.

         On December 26, 1998, the Company entered into a merger agreement with The Fairchild Corporation ("Fairchild") in which the Company will become a wholly owned subsidiary of Fairchild (the "Fairchild Merger" or "Fairchild Merger Agreement"). Upon the effectiveness of the Fairchild Merger, each outstanding share of the Company's common stock, with the exception of shares held by stockholders who properly exercise dissenters' rights under the Delaware General Corporation Law and shares held by Fairchild, will be cancelled and converted into the right to receive $28.75 in cash. The closing of the Fairchild Merger is subject to certain conditions, including regulatory approval, financing and approval of the Company's stockholders.

Results of Operations

         The following table is derived from the Company's Condensed Consolidated Statements of Income for the periods indicated and presents the results of operations as a percentage of net sales:


                                        Year Ended December 31,
                                 -------------------------------------
                                   1998          1997          1996
                                 --------      --------      --------
     Net sales                    100.0%        100.0%        100.0%
     Cost of sales                 69.7%         69.4%         73.6%
                                 --------      --------      --------
        Gross profit               30.3%         30.6%         26.4%
     Selling, general and
      administrative expenses      14.8%         14.2%         13.4%
                                 --------      --------      --------
        Operating income           15.5%         16.4%         13.0%
     Interest expense, net          2.2%          2.4%          4.1%
     Provision for income taxes     5.3%          5.6%          3.6%
                                 --------      --------      --------
        Net income                  8.0%          8.4%          5.3%
                                 --------      --------      --------
                                 --------      --------      --------


Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         NET SALES. Net sales increased 23.3% or $35.1 million, to $185.5 million in 1998 from $150.4 million in 1997. This growth was primarily the result of $18.0 million in additional net sales from recently acquired businesses. In addition, net sales growth was enhanced by increased customer demand (which occurred as commercial aircraft build rates increased), the expansion of existing product lines, the development of variations of existing products and the introduction of new products.

         GROSS PROFIT. Gross profit increased 22.4% to $56.3 million in 1998 from $46.0 million in 1997; however, as a percentage of net sales, gross profit decreased 0.3% to 30.3% in 1998 from 30.6% in 1997. This reduction in gross profit as a percentage of net sales was primarily due to negative profit margins in the Company's APS business unit which manufactures specialty automation equipment.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 27.4% to $27.4 million in 1998 from $21.5 million in 1997, and were up 0.6% as a percentage of net sales. The $5.9 million increase in these expenses was attributable primarily to acquisitions of businesses as well as additional employee costs needed to support the increased sales volume. The 0.6% increase in selling, general and administrative expenses as a percentage of net sales was primarily due to costs incurred by the Company relating to its evaluation of strategic alternatives which resulted in the merger agreement with Fairchild.

         INTEREST EXPENSE. Interest expense increased 13.9% to $4.1 million in 1998 from $3.6 million in 1997, primarily as a result of additional debt incurred during 1998 to fund the acquisitions of M & M and Marson.

         NET INCOME. The Company recorded net income of $14.9 million for 1998, or $1.64 per share, compared to $12.6 million, or $1.54 per share, in 1997.

         BACKLOG. Backlog at December 31, 1998 increased 17.6% or $16.3 million, to $108.8 million from $92.5 million at December 31, 1997.


Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         NET SALES. Net sales increased 51.9%, or $51.4 million, to $150.4 million in 1997 from $99.0 million in 1996. This growth was primarily the result of an increase in customer demand, which occurred as commercial aircraft build rates increased. In addition, net sales growth was enhanced by the expansion of existing product lines, the development of variations of existing products and the introduction of new products. The Company's acquisition of Recoil accounted for approximately $12.6 million of net sales for the year.

         GROSS PROFIT. Gross profit increased 76.3% to $46.0 million or 30.6% of net sales in 1997 from $26.1 million or 26.4% of net sales in 1996. This improvement in gross profit margin was primarily due to the increase in sales volume (which resulted in a greater absorption of fixed costs) and improved productivity.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 61.7% to $21.5 million in 1997 from $13.3 million in 1996, and were up 0.8% as a percentage of sales. The $8.2 million increase in these expenses was attributable primarily to (i) additional employee costs needed to support the increased sales volume and (ii) the selling, general and administrative expenses of Recoil, which, due to the nature of its business, tends to have higher selling, general and administrative expenses as a percentage of net sales than the Company's other business units.

         INTEREST EXPENSE. Interest expense decreased 10.0% to $3.6 million in 1997 from $4.0 million in 1996, as a result of using proceeds received from the initial public offering in May 1997 to decrease outstanding debt by $24.0 million.

         NET INCOME. The Company recorded net income of $12.6 million for 1997, or $1.54 per share, compared to $5.3 million, or $0.78 per share, in 1996.

         BACKLOG. Backlog at December 31, 1997 increased 41.2% or $27.0 million, to $92.5 million from $65.5 million at December 31, 1996.

Segment Information

         The Company currently reports in two principal industry segments:
"Commercial Aircraft and Defense" and "Industrial". The following table illustrates the historical sales and operating income of the Company's operations for the past three years.


                                                          For the Years Ended December 31,
                                                      ----------------------------------------
                                                        1998           1997            1996
                                                      --------       ---------       ---------
Sales by Segment:
         Commercial Aircraft and Defense              $169,401       $137,889         $95,156
         Industrial                                     16,111         12,540           3,867
                                                      --------       --------         -------
Total Sales                                           $185,512       $150,429         $99,023

Operating Income by Segment:
         Commercial Aircraft and Defense              $ 30,192       $ 25,892         $13,464
         Industrial                                      1,783          1,645             238
         Corporate Expenses                             (3,124)        (2,952)           (866)
                                                      --------       --------         -------
Total Operating Income                                $ 28,851       $ 24,585         $12,836


Commercial Aircraft and Defense Segment Results

         NET SALES. Net sales in the Commercial Aircraft and Defense Segment increased 22.8%, or $31.5 million, to $169.4 million in 1998 from $137.9 in 1997. This growth was primarily the result of additional sales from recently acquired businesses. In addition, net sales growth was enhanced by increased customer demand (which occurred as commercial aircraft build rates increased), the expansion of existing product lines, the development of variations of existing products and the introduction of new products. Net sales in the Commercial Aircraft and Defense Segment increased 44.9%, or $42.7 million, to $137.9 million in 1997 from $95.2 in 1996. This growth was primarily the result of an increase in customer demand (which occurred as commercial aircraft build rates increased), the expansion of existing product lines, the development of variations of existing products and the introduction of new products.

         OPERATING INCOME. Operating income increased 16.6% to $30.2 million or 17.8% of net sales in 1998 from $25.9 million or 18.8% of net sales in 1997. This reduction in operating income as a percentage of net sales was primarily due to negative profit margins in specialty automation equipment. Operating income increased 91.9% to $25.9 million or 18.8% of net sales in 1997 from $13.5 million or 14.2% of net sales in 1996. This improvement in operating income as a percentage of net sales was primarily due to the increase in sales volume (which resulted in a greater absorption of fixed costs) and improved productivity.

Industrial Segment Results

         NET SALES. Net sales in the Industrial Segment increased 28.8%, or $3.6 million, to $16.1 million in 1998 from $12.5 million in 1997. This growth was the result of additional sales from recently acquired businesses. Net sales in the Industrial Segment increased 220.5%, or $8.6 million, to $12.5 million in 1997 from $3.9 million in 1996. This growth was due to the fact that the Company purchased its Recoil business unit in mid-August 1996 and, accordingly, their operating results were incorporated for three and a half months in 1996 as compared to a full year in 1997.

         OPERATING INCOME. Operating income increased 12.5% to $1.8 million or 11.1% of net sales in 1998 from $1.6 million or 12.8% of net sales in 1997. This reduction in operating income as a percentage of net sales was primarily due to a decrease in 1998 sales in the Company's Recoil business unit (which increased selling, general and administrative costs as a percentage of net sales). Operating income increased to $1.6 million or 12.8% of net sales in 1997 from $0.2 million or 5.1% of net sales in 1996. This improvement in operating income as a percentage of net sales was primarily due to the increase in sales volume (which resulted in a greater absorption of fixed costs) and improved productivity.

Liquidity and Capital Resources

         The Company's liquidity requirements consist primarily of working capital needs, capital expenditures and scheduled payments of interest on its indebtedness to General Electric Capital Corporation ("GECC"), which beneficially holds a majority of the Company's common stock. The Company's working capital requirements have increased as a result of higher accounts receivable and higher inventory levels needed to support its growth in net sales. The Company's working capital was $47.9 million as of December 31, 1998, compared to $38.7 million as of December 31, 1997.

         For the year ended December 31, 1998 net cash provided by operating activities was $6.8 million, as compared to net cash provided by operating activities of $12.2 million for the year ended December 31, 1997. The primary sources of cash from operations during 1998 included net income of $14.9 million and non-cash charges for depreciation and amortization of $6.8 million, offset by an increase in inventories of $7.2 million and a decrease in accounts payable and accrued expenses of $5.7 million and $3.2 million, respectively. The primary sources of cash from operations during 1997 included net income of $12.6 million, non-cash charges for depreciation and amortization of $3.8 million, an increase in accrued expenses of $4.9 million and an increase in accounts payable of $3.8 million, offset by increases in accounts receivable and inventories of $8.0 million and $4.3 million, respectively.

         The Company's net cash used in investing activities in 1998 was $64.8 million, consisting primarily of $18.3 million in capital expenditures and $49.2 million related to the acquisitions of businesses, offset by $3.0 million in net redemptions of marketable securities, as compared to net cash used in investing activities in 1997 of $20.3 million, which consisted primarily of $17.9 million in capital expenditures and $3.1 million in net purchases of marketable securities.

         The Company's net cash provided by financing activities in 1998 was $59.2 million, consisting entirely of net borrowings on debt, as compared to net cash provided by financing activities in 1997 of $7.8 million, consisting of $27.6 million in net proceeds from the initial public offering in May 1997, offset by net payments of $19.8 million on debt.

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

         During the past three years, inflation has not had a significant impact on the Company's operations.

International Sales and Operations

         The Company generates a portion of its net sales from international customers. The Company's direct net sales to foreign customers represents approximately 16%, 16% and 14% of net sales for 1998, 1997 and 1996, respectively. Although most of the Company's direct international sales are invoiced in U.S. dollars, a portion may be invoiced in foreign currency.

         The Company does not actively manage its foreign currency exposure and fluctuations in exchange rates which may result in quarterly variations of the Company's net sales. The Company has historically mitigated the impact of exchange rate fluctuations by adjusting the prices of its products, but there is no assurance that the Company will be able to do so in the future, particularly during periods of rapid and volatile exchange rate fluctuations.

Other Developments

         In connection with the acquisition of M & M, on July 27, 1998, the Company entered into the Second Restated and Amended Credit Agreement with GECC (the "Second Credit Agreement"). The Second Credit Agreement increased the size of the Company's credit facility to a maximum of $65 million, including $50 million in term loans and a $15 million revolving line-of-credit. The Second Credit Agreement contains sub-facilities for letters of credit and swing line loans.

         In connection with the acquisition of Marson, on October 23, 1998, the Company entered into the Third Restated and Amended Credit Agreement with GECC (the "Third Credit Agreement"), which replaced the Second Credit Agreement. The Third Credit Agreement increased the size of the Company's credit facility to a maximum of $99 million, including $74 million in term loans and a $25 million revolving line-of-credit. The Third Credit Agreement contains sub-facilities for letters of credit and swing line loans.

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

         The Company has already converted its most significant manufacturing facilities to new software systems which are Year 2000 compliant. The Company expects that all other critical systems will be compliant by March 1999 and fully tested by September 1999. The Company could be subject to liability to customers and other third parties if its systems are not Year 2000 compliant, resulting in possible legal actions for breach of contract, breach of warranty, misrepresentation, unlawful trade practices and other harm.

         The Company is also in the process of ascertaining that its significant suppliers, customers and financial institutions have appropriate plans to ensure that they are Year 2000 compliant. If a significant business partner of the Company fails to be Year 2000 compliant, the Company could suffer a material loss of business or incur material expenses. Risk assessment, readiness evaluation, action plans and contingency plans related to third parties are expected to be completed during the first half of 1999.

         The Company is beginning to develop and evaluate contingency plans to deal with events affecting the Company or one of its business partners arising from significant Year 2000 problems. These contingency plans include identifying alternative suppliers, distribution networks, and service providers.

         While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that all internal systems, as well as those of third parties on which the Company relies upon, will be converted on a timely basis and will not have a material affect on the Company's operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         The following consolidated financial statements of the Company and the report of the Company's independent public accountants with respect thereto, are set forth below.


                  Financial Statements                                        Page
                  --------------------------------------------                -----
                  Report of Independent Public Accountants                      17

                  Consolidated Statements of Income - Years
                  ended December 31, 1998, 1997 and 1996.                       18

                  Consolidated Balance Sheets - December 31,
                  1998 and 1997.                                                19-20

                  Consolidated Statements of Shareholders'
                  Equity - Years Ended December 31, 1998,
                  1997 and 1996.                                                21

                  Consolidated Statements of Cash Flows - Years
                  ended December 31, 1998, 1997 and 1996.                       22-23

                  Notes to Consolidated Financial Statements                    24-36


         Supplementary information regarding "Quarterly Financial Data (Unaudited)" is set forth under Item 8 in Note 17 to the Consolidated Financial Statements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
  Kaynar Technologies Inc.:

We have audited the accompanying consolidated balance sheets of Kaynar Technologies Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kaynar Technologies Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                               ARTHUR ANDERSEN LLP

Orange County, California
February 5, 1999

                    KAYNAR TECHNOLOGIES INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                     (In thousands, except per share data)


                                                                                         1998             1997             1996
                                                                                      ----------       ----------       -----------
Net sales (1)                                                                          $185,512         $150,429          $99,023

Cost of sales                                                                           129,223          104,390           72,924
                                                                                      ----------       ----------       -----------
    Gross profit                                                                         56,289           46,039           26,099

Selling, general and administrative expenses                                             27,438           21,454           13,263
                                                                                      ----------       ----------       -----------
    Operating income                                                                     28,851           24,585           12,836

Interest expense, net                                                                     4,067            3,602            4,011
                                                                                      ----------       ----------       -----------
    Income before provision for income taxes                                             24,784           20,983            8,825

Provision for income taxes                                                                9,914            8,393            3,530
                                                                                      ----------       ----------       -----------
    Net income                                                                         $ 14,870         $ 12,590          $ 5,295
                                                                                      ----------       ----------       -----------
                                                                                      ----------       ----------       -----------
Earnings per share
  Basic                                                                                $   3.39         $   4.23          $  3.26
  Diluted                                                                              $   1.64         $   1.54          $  0.78
                                                                                      ----------       ----------       -----------
                                                                                      ----------       ----------       -----------
Weighted average number of shares of common stock and
 common stock equivalents
  Basic                                                                                   4,382            2,967            1,594
  Diluted                                                                                 9,085            8,173            6,800
                                                                                      ----------       ----------       -----------
                                                                                      ----------       ----------       -----------


(1) Including $13,038, $12,961 and $11,437 in 1998, 1997 and 1996, respectively, to a related party (see Note 15)

        The accompanying notes are an integral part of these consolidated financial statements.

                    KAYNAR TECHNOLOGIES INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS - ASSETS

                        AS OF DECEMBER 31, 1998 AND 1997
                             (Dollars in thousands)


                                                                                            1998                   1997
                                                                                         ---------              ----------
Current assets:
  Cash                                                                                    $  1,893               $    675
  Marketable securities                                                                         50                  3,079
  Accounts receivable (1)                                                                   30,421                 23,293
  Inventories                                                                               52,778                 34,231
  Prepaid expenses and other current assets                                                  1,430                    647
  Deferred tax asset                                                                         2,685                  1,006
                                                                                         ---------              ----------
           Total current assets                                                             89,257                 62,931
                                                                                         ---------              ----------

Property, plant and equipment, at cost                                                      76,035                 41,048
  Less accumulated depreciation and amortization                                           (14,452)                (8,797)
                                                                                         ---------              ----------
                                                                                            61,583                 32,251
                                                                                         ---------              ----------
Intangible assets, net of accumulated amortization of $1,104 and
  $480 at December 31, 1998 and 1997, respectively                                          47,958                  6,409
Other assets                                                                                   561                     65
                                                                                         ---------              ----------
           Total assets                                                                   $199,359               $101,656
                                                                                         ---------              ----------
                                                                                         ---------              ----------


(1) Including $982 and $1,846 in 1998 and 1997, respectively, from a related party (see Note 15), net of allowance for doubtful accounts of $703 and $310 in 1998 and 1997, respectively



        The accompanying notes are an integral part of these consolidated financial statements.

                    KAYNAR TECHNOLOGIES INC. AND SUBSIDIARIES

       CONSOLIDATED BALANCE SHEETS - LIABILITIES AND STOCKHOLDERS' EQUITY

                        AS OF DECEMBER 31, 1998 AND 1997
                             (Dollars in thousands)


                                                                                             1998                   1997
                                                                                          ----------             ---------
Current liabilities:
  Revolving line-of-credit, to a related party (see Note 8)                                $ 13,000               $   -
  Current portion of long-term debt                                                           4,054                  1,021
  Current portion of capital lease obligations                                                  280                    272
  Accounts payable                                                                            8,017                  9,969
  Accrued payroll and related expenses                                                        8,115                  8,546
  Other accrued expenses                                                                      7,874                  4,423
                                                                                          ----------             ---------
           Total current liabilities                                                         41,340                 24,231
                                                                                          ----------             ---------
Long-term liabilities:
  Long-term debt, primarily to a related party (see Note 8)                                  80,624                 26,372
  Capital lease obligations                                                                     194                    484
  Deferred tax liability                                                                      4,477                  1,136
                                                                                          ----------             ---------
           Total long-term liabilities                                                       85,295                 27,992
                                                                                          ----------             ---------
Commitments and contingencies (see Notes 8 and 12)

Stockholders' equity:
  Series C Convertible Preferred stock; $0.01 par value;
    Authorized--10,000,000; issued and outstanding-4,206,000 and 5,206,000
    shares at December 31, 1998 and 1997, respectively                                           42                     52
  Common stock; $0.01 par value; Authorized--20,000,000 shares; issued and outstanding--5,090,142 and 3,694,000 shares at December 31, 1998
    and 1997, respectively                                                                       51                     37
  Additional paid-in capital                                                                 37,821                 28,973
  Retained earnings                                                                          36,264                 21,394
  Accumulated other comprehensive income                                                     (1,454)                (1,023)
                                                                                          ----------             ---------
           Total stockholders' equity                                                        72,724                 49,433
                                                                                          ----------             ---------
           Total liabilities and stockholders' equity                                      $199,359               $101,656
                                                                                          ----------             ---------
                                                                                          ----------             ---------


        The accompanying notes are an integral part of these consolidated financial statements.

                    KAYNAR TECHNOLOGIES INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (Dollars in thousands)


                                      Preferred Stock
                                         Series C         Common Stock
                                     -----------------   -----------------
                                      Shares   Amount     Shares   Amount
                                     -------- --------   -------- --------
BALANCE, December 31, 1995            5,206      $52      1,594      $16

  Comprehensive Income:
    Net income
    Currency Translation

  Comprehensive Income


  Dividends declared
                                      -----      ---      -----      ---
BALANCE, December 31, 1996            5,206       52      1,594       16

  Comprehensive Income:
    Net income
    Currency Translation

  Comprehensive Income

  Common stock issuance                 -         -       2,100       21

  Dividends declared
                                      -----      ---      -----      ---
BALANCE, December 31, 1997            5,206       52      3,694       37

  Comprehensive Income:
    Net income
    Currency Translation

  Comprehensive Income

  Conversion of Preferred            (1,000)     (10)     1,000       10

  Common stock issuance                 -         -         396        4
                                      -----      ---      -----      ---
BALANCE, December 31, 1998            4,206      $42      5,090      $51
                                      -----      ---      -----      ---
                                      -----      ---      -----      ---



                                                                                 Accumulated
                                         Additional                                 Other
                                          Paid-in    Comprehensive    Retained  Comprehensive
                                          Capital       Income        Earnings      Income       Total
                                         ----------- -------------   ---------- --------------  ---------
BALANCE, December 31, 1995               $ 1,432                      $ 3,639      $    18      $ 5,157

  Comprehensive Income:
    Net income                                         $ 5,295          5,295                     5,295
    Currency Translation                                   270                         270          270
                                                       -------
  Comprehensive Income                                 $ 5,565
                                                       -------
                                                       -------

  Dividends declared                                                      (96)                      (96)
                                         -------                      -------      -------      -------
BALANCE, December 31, 1996                 1,432                        8,838          288       10,626

  Comprehensive Income:
    Net income                                         $12,590         12,590                    12,590
    Currency Translation                                (1,311)                     (1,311)      (1,311)
                                                       -------
  Comprehensive Income                                 $11,279
                                                       -------
                                                       -------

  Common stock issuance                   27,541                                                 27,562

  Dividends declared                                                      (34)                      (34)
                                         -------                      -------      -------      -------
BALANCE, December 31, 1997                28,973                       21,394       (1,023)      49,433

  Comprehensive Income:
    Net income                                         $14,870         14,870                    14,870
    Currency Translation                                  (431)                       (431)        (431)
                                                       -------
  Comprehensive Income                                 $14,439
                                                       -------
                                                       -------

  Conversion of Preferred                   -                                                      -

  Common stock issuance                    8,848                                                  8,852
                                         -------                      -------      -------      -------
BALANCE, December 31, 1998               $37,821                      $36,264      $(1,454)     $72,724
                                         -------                      -------      -------      -------
                                         -------                      -------      -------      -------




        The accompanying notes are an integral part of these consolidated financial statements.

                    KAYNAR TECHNOLOGIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (Dollars in thousands)


                                                                                            1998            1997            1996
                                                                                          --------        --------        --------
Cash flows from operating activities:
  Net income                                                                               $14,870          $12,590        $ 5,295
  Adjustments to reconcile net income to net cash provided by operating activities-
      Depreciation and amortization                                                          6,772            3,818          2,613
      Increase (decrease) in deferred income taxes                                             680             (990)           186
      (Gain) loss on sale of property, plant and equipment                                    (124)             154             34
      Changes in operating assets and liabilities, net of acquisitions-
          (Increase) decrease in accounts receivable                                           962           (7,990)        (2,505)
          Increase in inventories                                                           (7,190)          (4,346)        (6,867)
          (Increase) decrease in prepaid expenses and other current assets                    (112)              32           (152)
          (Increase) decrease in other assets                                                 (211)             187            181
          Increase (decrease) in accounts payable                                           (5,657)           3,800          2,361
          Increase (decrease) in accrued expenses                                           (3,222)           4,946          3,172
                                                                                           -------          -------        -------
            Net cash provided by operating activities                                        6,768           12,201          4,318
                                                                                           -------          -------        -------
Cash flows from investing activities:
  Purchases of property, plant and equipment                                               (18,322)         (17,909)        (6,850)
  Proceeds from sales of property, plant and equipment                                         403               92             43
  Net redemptions (purchases) of marketable securities                                       3,029           (3,079)             -
  Acquisitions, net of acquired cash of $421 in 1998                                       (49,203)            -           (12,160)
  (Increase) decrease in intangible assets                                                    (669)             638         (1,231)
                                                                                           -------          -------        -------
            Net cash used in investing activities                                          (64,762)         (20,258)       (20,198)
                                                                                           -------          -------        -------
Cash flows from financing activities:
  Net borrowings (payments) on line-of-credit, from a related party                         13,000             (746)        (3,560)
  Borrowings on long-term debt, primarily from a related party                              52,882              501         21,245
  Payments on long-term debt, primarily from a related party                                (6,345)         (20,263)          (898)
  Net principal (payments) borrowings on capital lease obligations                            (303)             795            (55)
  Net proceeds from issuance of common stock                                                  -              27,562              -
                                                                                           -------          -------        -------
            Net cash provided by financing activities                                       59,234            7,849         16,732
                                                                                           -------          -------        -------
Effect of exchange rate changes on cash                                                        (22)             (26)             5
                                                                                           -------          -------        -------
Net increase (decrease) in cash                                                              1,218             (234)           857

Cash, beginning of period                                                                      675              909             52
                                                                                           -------          -------        -------
Cash, end of period                                                                        $ 1,893          $   675        $   909
                                                                                           -------          -------        -------
                                                                                           -------          -------        -------


Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest                                                                             $ 3,094          $ 3,943        $ 3,787
                                                                                           -------          -------        -------
                                                                                           -------          -------        -------
      Income taxes                                                                         $12,844          $ 8,395        $ 2,841
                                                                                           -------          -------        -------
                                                                                           -------          -------        -------
    Noncash financing activities:
      Capital lease obligations assumed for the purchase of equipment                      $   -            $   507        $   355
                                                                                           -------          -------        -------
                                                                                           -------          -------        -------
      Borrowings on long-term debt for preferred stock dividends                           $   -            $    34        $    96
                                                                                           -------          -------        -------
                                                                                           -------          -------        -------
      Common stock issued in connection with acquisitions of businesses                    $ 8,852          $   -          $   -
                                                                                           -------          -------        -------
                                                                                           -------          -------        -------





        The accompanying notes are an integral part of these consolidated financial statements.

                    KAYNAR TECHNOLOGIES INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996
                  (Dollars in thousands, except per share data)



1. NATURE OF OPERATIONS AND RECENT DEVELOPMENTS

Kaynar Technologies Inc. (the "Company") is a leading precision fabricator that designs, develops and manufactures a wide range of specialty components and tooling systems and provides related services used primarily by original equipment manufacturers ("OEM's") and their subcontractors to produce aircraft and defense products. In addition, the Company serves the automotive, electrical and other industrial markets and their associated after-markets.

On December 26, 1998, the Company entered into a merger agreement with The Fairchild Corporation ("Fairchild") in which the Company will become a wholly owned subsidiary of Fairchild (the "Fairchild Merger"). Upon the effectiveness of the Fairchild Merger, each outstanding share of the Company's common stock, with the exception of shares held by stockholders who properly exercise dissenters' rights under the Delaware General Corporation Law and shares held by Fairchild, will be cancelled and converted into the right to receive $28.75 in cash. The closing of the Fairchild Merger is subject to certain conditions, including regulatory approval, financing and approval of the Company's stockholders.

2. BUSINESS COMBINATIONS

On July 28, 1998, the Company acquired all of the issued and outstanding common stock of M & M Machine & Tool Company Co. ("M & M"). M & M, located in Huntington Beach, California, specializes in the machining of structural components and assemblies for aircraft which include pylons, flap hinges, struts, wing fittings, landing gear parts, spars, and many others. As consideration for this acquisition, the Company paid the M & M stockholders $12,441 in cash and 376,142 shares of the Company's common stock valued at $8,294. In addition, the Company will pay additional consideration of $2,000 (60% in cash and 40% in shares of KTI common stock) based on M & M's recasted earnings before interest, taxes and transaction costs related to the acquisition for its fiscal year ended October 31, 1998 (which was accrued for and included in other accrued expenses as of December 31, 1998). The purchase price exceeded the fair value of the net assets by $17,850, which is being allocated as goodwill and amortized using the straight-line method over 40 years. The M & M acquisition has been accounted for under the purchase method of accounting and, accordingly, the operating results of M & M have been included in the Company's results of operations since late-July 1998.

On October 27, 1998, the Company acquired all of the issued and outstanding common stock of Marcliff Corporation which holds all of the issued and outstanding capital stock of Marson Creative Fastener, Inc. ("Marson").
Located in Stoughton, Massachusetts, Marson designs, manufactures, and markets a broad line of blind rivets, threaded inserts, and setting tools primarily for industrial markets. As consideration for this acquisition, the Company paid the Marson stockholders $34,000 in cash (of which $9,058 was used to pay off Marson's outstanding debt as of the acquisition date). In addition, the Company will pay additional consideration of $1,111 based on Marson's closing balance sheet as of the acquisition date (which was accrued for and included in other accrued expenses as of December 31, 1998). The purchase price exceeded the fair value of the net assets by $23,217, which is being allocated as goodwill and amortized using the straight-line method over 40 years. The Marson acquisition has been accounted for under the purchase method of accounting and, accordingly, the operating results of Marson have been included in the Company's results of operations since late-October 1998.


3. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma consolidated statements of income information present the results of the Company's operations for the years ended December 31, 1998 and 1997 as though the acquisitions of M & M and Marson had occurred as of the beginning of each respective calendar year:


                             1998             1997
                        ------------     ------------
Net sales               $   220,374      $   195,654

Net income                   15,971           14,047

Earnings per share
  Basic                        3.42             4.16
  Diluted                      1.71             1.64


The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place at the beginning of the fiscal year or the results that may occur in the future. The pro forma results include additional interest on borrowed funds, additional amortization of goodwill resulting from the acquisitions and the change in salary and benefit costs of certain officers of the acquired companies.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a.       USE OF ESTIMATES IN FINANCIAL STATEMENTS

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         b.       PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Kaynar Technologies Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

         c.       REVENUE RECOGNITION

         Sales and related costs are recorded by the Company upon shipment of product. Revenues related to the rental of the Company's K-FAST tools, which are not significant, are recognized monthly over the term of the lease. Revenues related to the Company's APS business unit, which are not significant, are recognized based on percentage of completion.

         d.       CURRENCY TRANSLATION ADJUSTMENT

         Assets and liabilities of the Company's foreign subsidiaries are translated into United States dollars at the year-end rate of exchange. Income and expense items are translated at the average rates of exchange for the period. Gains and losses resulting from translating foreign currency financial statements are accumulated in a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in the consolidated statements of income.

         e.       MARKETABLE SECURITIES

         The Company invests excess cash in a money market fund that invests in short term (maturities of 397 days or less) direct obligations of the U.S. Treasury.

         f.       INVENTORIES

         Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) method and market based upon the lower of replacement cost or estimated realizable value. Inventory costs include material, labor and factory overhead.

         g.       PROPERTY, PLANT AND EQUIPMENT

         Depreciation is computed principally on the straight-line method over the estimated useful lives of the depreciable assets (ranging from five to ten years). Cost and accumulated depreciation for property retired or disposed of are removed from the accounts and any gains or losses are reflected in operations. Major renewals and betterments that extend the useful life of an asset are capitalized.

         h.       INTANGIBLE ASSETS

         Intangible assets primarily represent the excess of purchase price over fair value of net assets acquired and related acquisition costs incurred in the acquisitions of Recoil, M & M and Marson. Intangibles are amortized using the straight-line method from the date of acquisition over the expected period to be benefited, currently estimated between 20 and 40 years. The Company assesses the recoverability of intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

         i.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash, marketable securities, accounts receivable and accounts payable approximate their fair value as of December 31, 1998 and 1997. The carrying amounts of the line-of-credit and long-term debt approximate fair value as the obligations bear interest at rates that fluctuate with the market rate. The carrying amount of the term loans approximates fair value as the obligation compares favorably with fixed rate obligations that would be currently available to the Company.

         j.       INCOME TAXES

         The Company accounts for income taxes under SFAS No. 109 "Accounting for Income Taxes," which requires an asset and liability approach in accounting for income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted laws.

         k.       EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of other securities. The Company's other securities are (i) Series C Convertible Preferred stock and (ii) outstanding common stock options.

         The table below details the components of the basic and diluted earnings per share ("EPS") calculations:


                                                                 Years ended December 31,
                                                 1998                      1997                        1996
                                        ---------------------      ---------------------        -------------------
                                         Income        Shares       Income       Shares          Income     Shares
                                        ----------   --------      ---------   ---------        ---------  --------
                                                                  (Amounts in thousands)
         Basic EPS
              Net income                 $14,870        4,382       $12,590       2,967          $5,295      1,594
              Less: dividends on
                previously issued
                preferred stock              -            -             (34)        -               (96)       -
                                        ----------   --------      ---------   ---------        ---------  --------
              Income available to
                common stockholders       14,870        4,382        12,556       2,967           5,199      1,594

         Effect of Dilutive
           Securities
              Series C Convertible
                Preferred stock              -          4,688            34       5,206              96      5,206
              Options and other              -             15           -           -               -          -
                                        ----------   --------      ---------   ---------        ---------  --------
         Diluted EPS                     $14,870        9,085       $12,590       8,173          $5,295      6,800
                                        ----------   --------      ---------   ---------        ---------  --------
                                        ----------   --------      ---------   ---------        ---------  --------


         l.       NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. The Company does not believe the adoption of this standard will have a material impact on the Company's results of operations.

5. INVENTORIES

Inventories consist of the following at December 31, 1998 and 1997:


                                                                               1998                  1997
                                                                            --------              --------
         Raw materials                                                       $ 3,772               $ 2,593
         Work in progress                                                     14,245                11,012
         Components                                                            8,611                 5,325
         Finished goods                                                       18,901                 9,550
         Supplies and small tools                                              7,249                 5,751
                                                                            --------              --------
                                                                             $52,778               $34,231
                                                                            --------              --------
                                                                            --------              --------

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31, 1998 and 1997:


                                                            Years of
                                                            Estimated
                                                           Useful Life                 1998                  1997
                                                          -------------              --------              --------
         Land                                                    -                    $ 1,787              $    32
         Buildings                                              20                      1,799                  -
         Machinery and equipment                                5 to 10                49,911               20,083
         Equipment rented to others                              7                      8,534                8,581
         Leasehold improvements                              Lease term                 5,432                1,315
         Construction in progress                                -                      8,572               11,037
                                                                                      -------              -------
                                                                                       76,035               41,048
         Accumulated depreciation and amortization                                    (14,452)              (8,797)
                                                                                      -------              -------
                                                                                      $61,583              $32,251
                                                                                      -------              -------
                                                                                      -------              -------


7. INCOME TAXES

The components of the net accumulated deferred income tax (asset) liability at December 31, 1998 and 1997 are as follows:


                                                                                  1998               1997
                                                                               ---------          ---------
         Current deferred tax (asset) liability:
           Inventory reserves                                                   $(1,369)           $   (87)
           Accrued vacation                                                        (706)              (449)
           Other                                                                   (610)              (470)
                                                                               ---------          ---------
                                                                                $(2,685)           $(1,006)
                                                                               ---------          ---------
                                                                               ---------          ---------
         Long-term deferred tax (asset) liability:
           Depreciation                                                         $ 4,477            $ 1,136
                                                                               ---------          ---------
                                                                               ---------          ---------


The provision for income taxes includes income taxes currently payable and those deferred due to temporary differences between the financial statements and tax basis of assets and liabilities. The provision differs from the statutory rates primarily due to permanent differences. The provision for income taxes for the years ended December 31, 1998, 1997 and 1996, consists of the following:


                                                                1998               1997              1996
                                                              --------          ---------          --------
         Current provision:
           Federal                                             $7,083            $7,716             $2,590
           State                                                1,500             1,400                720
           Foreign                                                 33               267                  -
         Deferred provision:
           Federal                                              1,061              (707)                69
           State                                                  237              (283)               151
                                                              --------          ---------          --------
                                                               $9,914            $8,393             $3,530
                                                              --------          ---------          --------
                                                              --------          ---------          --------


Variations from the federal statutory rate for the years ended December 31, 1998, 1997 and 1996, are as follows:


                                                  1998                      1997                      1996
                                       -------------------------  ------------------------  ----------------------
                                           Amount      Percent       Amount      Percent       Amount     Percent
                                       ------------- -----------  ----------- ------------  ----------- ----------
Federal statutory rate                     $8,675       35.0%        $7,344       35.0%        $3,001       34.0%
State income taxes,
  net of federal benefit                    1,129        4.5            726        3.5            485        5.5
Foreign sales
  corporation benefit                        (552)      (2.2)          (220)      (1.0)          (141)      (1.6)
Foreign losses not currently
  benefited                                   161        0.6            115        0.5            -          -
Utilization of foreign losses                 (26)      (0.1)          (114)      (0.5)           -          -
Non-deductible expenses                       212        0.9            173        0.8             94        1.1
Other                                         315        1.3            369        1.7             91        1.0
                                       ------------- -----------  ----------- ------------  ----------- ----------
                                           $9,914       40.0%        $8,393       40.0%        $3,530       40.0%
                                       ------------- -----------  ----------- ------------  ----------- ----------
                                       ------------- -----------  ----------- ------------  ----------- ----------


8. DEBT ARRANGEMENTS

The Company entered into a Third Restated and Amended Credit Agreement on October 23, 1998 (the "Third Credit Agreement") with its primary lender General Electric Capital Corporation ("GECC") which has a wholly owned subsidiary, CFE, Inc. ("CFE"), that owned all of the outstanding shares of the Company's Series C Preferred stock and one million shares of the Company's common stock as of December 31, 1998. The Third Credit Agreement contains significant financial and operating covenants, including limitations on the ability of the Company to incur additional indebtedness and restrictions on, among other things, the Company's ability to pay dividends or take certain other corporate actions. The Third Credit Agreement also requires the Company to be in compliance with certain financial ratios. In addition to the Term Loan under the Third Credit Agreement ("Term Loan"), the Company has entered into promissory notes with other lenders for the purchase of property, machinery and equipment ("The Notes").

The following schedule summarizes the future annual minimum principal payments due under the Term Loan and The Notes as of December 31, 1998:


                                  Term                 The
                                  Loan                Notes               Total
                                --------             --------           ---------
         1999                   $ 1,700              $ 2,354             $ 4,054
         2000                     1,700                2,178               3,878
         2001                     1,700                1,495               3,195
         2002                     1,700                1,177               2,877
         2003                    67,200                  789              67,989
        Thereafter                  -                  2,685               2,685
                                --------             --------           ---------
                                $74,000              $10,678             $84,678
                                --------             --------           ---------
                                --------             --------           ---------


Debt arrangements are described as follows:

         a.       TERM LOAN

         On October 23, 1998, the Company entered into the Third Credit Agreement which amended its existing Term Loan with GECC, increasing the borrowing capacity of the Term Loan to $74,000. The Term Loan bears interest, payable every 30 to 90 days, at LIBOR rate plus one and one-half percent (which was 6.8 percent at December 31, 1998). Principal payments of $425 are due quarterly through October 1, 2002, with a final payment of $67,200 due January 3, 2003. At December 31, 1998 and 1997, outstanding principal under the Term Loan totaled $74,000 and $25,525, respectively. Interest expense on the Term Loan for the years ended December 31, 1998, 1997 and 1996 was approximately $2,712, $2,498 and $2,400, respectively. The Term Loan is secured by substantially all of the Company's assets.

         b.       THE NOTES

         The Company has promissory notes with financing institutions, which are secured by certain property, machinery and equipment. At December 31, 1998 and 1997, the outstanding principal under the Notes was $10,678 and $1,868, respectively. The Notes bear interest at interest rates ranging from 4.9 percent to 10.5 percent per annum.
         Monthly payments are payable through June 1, 2008.

         c.       LINE-OF-CREDIT

         The line-of-credit with GECC (the "LOC") is a $25,000 revolving credit facility, limited by the lesser of the sum of specified portions of qualified accounts receivable and inventory, and $25,000.

         Interest is payable every 30 to 90 days at LIBOR rate plus one and one-half percent (which was 7.1 percent at December 31, 1998). The LOC, which expires January 3, 2003, had $13,000 outstanding at December 31, 1998 and had no borrowings at December 31, 1997. Interest expense on LOC for the years ended December 31, 1998, 1997 and 1996 was approximately $497, $129 and $682, respectively.

9. SERIES C CONVERTIBLE PREFERRED STOCK

Each share of the Series C Preferred stock is convertible at any time into one share of common stock. The conversion rate is subject to certain anti-dilutive adjustments. The Series C Preferred stock will participate in any dividends paid on the common stock as if the Series C Preferred stock had been converted into common stock.

In the event of liquidation, dissolution or winding up of the Company, the holders of the Series C Preferred stock will be entitled to receive a liquidation preference out of the assets available for distribution in an amount equal to $0.22 per share, plus any accrued and unpaid dividends, before any distribution is made to the holders of the common stock.

On June 26, 1998, CFE elected to convert one million such shares into one million shares of common stock of the Company in accordance with the terms of the Series C preferred stock.

10. STOCK INCENTIVE PLAN

In 1997, the Company adopted the Kaynar Technologies Inc. 1997 Stock Incentive Plan (the "Plan") which authorized 500,000 stock option grants to purchase the Company's common stock.

The Company has granted 115,400 options in 1997 and 147,900 options in 1998 with a weighted average exercise price of $24.77 and $11.71, respectively, under the Plan (of which 9,200 options with an exercise price of $25.00 were cancelled during 1998). These options were issued at fair market value at the time of grant. Option grants are made at the discretion of the Board of Directors. Options vest at 25 percent per year (beginning one year from the grant date), may be exercisable in whole or in installments, and expire five years from the grant date. The weighted average exercise price of options outstanding as of December 31, 1998 is $17.16. The weighted average contractual life of options outstanding as of December 31, 1998 is 4.3 years. The weighted average exercise price of options exercisable as of December 31, 1998 is $24.75.

Characteristics of options outstanding at December 31, 1998 are presented in the table below:


         Exercise            Contractual                 Options               Options
          Price                 Life                   Outstanding            Exercisable
         --------            -----------               -----------            -----------
         $ 9.25               4.8 years                   119,000                   -
         $14.50               3.3 years                     3,000                   750
         $15.88               4.8 years                    12,000                   -
         $19.00               4.6 years                     3,000                   -
         $25.00               3.7 years                   102,000                25,500
         $26.75               4.1 years                     1,500                   -
         $27.75               4.2 years                    12,400                   -
         $29.50               3.8 years                     1,200                   300
                                                          -------                ------
                                                          254,100                26,550


The Company accounts for the Plan under APB Opinion No. 25. SFAS No. 123 "Accounting for Stock-Based Compensation" was issued by the FASB in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. Adoption of SFAS No. 123 is optional, however pro forma disclosures as if the Company had adopted the cost recognition method are required. Had compensation cost for stock options awarded under the Plan been determined consistent with SFAS No. 123, the Company's net income would have reflected the following pro forma amounts as of December 31, 1998 and 1997:


                                                                           1998                   1997
                                                                         --------              ----------
      Net Income:                           As Reported                   $14,870               $12,590
                                            Pro Forma                     $14,417               $12,439

      Basic EPS:                            As Reported                     $3.39                 $4.23
                                            Pro Forma                       $3.29                 $4.18

      Diluted EPS:                          As Reported                     $1.64                 $1.54
                                            Pro Forma                       $1.59                 $1.52


For the above pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: weighted average risk-free interest rate of 5.0 percent; a weighted average volatility of 56.5 percent; estimated option life of 4 years; and no expected dividend yield. The weighted average fair value of the Company's stock options granted in 1998 and 1997 was $5.68 and $12.02, respectively.

11. SAVINGS AND RETIREMENT PLAN

The Company sponsors a defined contribution plan (the "Retirement Plan"), which provides benefits to all employees who have completed six months of service. Employees may make contributions between one and 21 percent of their annual compensation. The Company may make contributions to the Retirement Plan at its discretion.

The Company contributed approximately $1,461, $988 and $577 to the Retirement Plan in the years ended December 31, 1998, 1997 and 1996, respectively.

12. COMMITMENTS AND CONTINGENCIES

         a.       OPERATING LEASES

         The Company leases certain facilities and equipment under long-term operating leases with varying terms. The leases generally provide that the Company pay taxes, maintenance and insurance costs, and some leases contain renewal and/or purchase options. Total rental expense under operating leases totaled approximately $1,975, $1,231 and $1,187 in the years ended December 31, 1998, 1997 and 1996, respectively. Minimum rental expenses on commitments for the years subsequent to December 31, 1998, are as follows:


                    Year ending December 31,
                      1999                                                                $ 2,125
                      2000                                                                  1,927
                      2001                                                                  1,696
                      2002                                                                  1,519
                      2003                                                                  1,006
                       Thereafter                                                           2,108
                                                                                          -------
                                                                                          $10,381
                                                                                          -------
                                                                                          -------


         b.       CAPITAL LEASES

         The Company has entered into capital lease agreements for equipment. Future lease payments due under the agreements are as follows:


                  Year ending December 31,
                    1999                                                                     $307
                    2000                                                                      163
                    2001                                                                       36
                                                                                           ------
                                                                                              506
                    Amounts representing interest                                             (32)
                                                                                           ------
                                                                                              474
                    Current portion                                                          (280)
                                                                                           ------
                                                                                             $194
                                                                                           ------
                                                                                           ------


         c.       PURCHASE COMMITMENTS

         The Company has certain one-year purchase commitments which require that all purchases of particular raw materials be purchased from various vendors at a fixed price, none of which exceeded fair market value as of December 31, 1998.

         d.       CONTINGENCIES

         The Company is, from time to time, subject to claims and disputes for legal, environmental and other matters in the normal course of its business. While the results of such matters cannot be predicted with certainty, management does not believe that the final outcome of any pending matters will have a material effect on the consolidated financial position and results of operations.

13. SIGNIFICANT CUSTOMERS

For the years ended December 31, 1998, 1997 and 1996, two customers accounted for approximately 20 and 7 percent, 24 and 9 percent and 18 and 12 percent of net sales, respectively. No other customer accounted for 10 percent or more of net sales in any of the three years ended December 31, 1998. Accounts receivable balances from these same two customers accounted for approximately 10 and 7 percent of accounts receivable at December 31, 1998 and 14 and 8 percent of accounts receivable at December 31, 1997. No other customer represents 10 percent or more of the Company's gross accounts receivable at December 31, 1998 and 1997.

14. GEOGRAPHIC SALES INFORMATION

Net sales for the years ended December 31, 1998, 1997 and 1996 were made to geographic regions as follows:


                                                1998                        1997                        1996
                                       ---------------------       ---------------------        --------------------
                                       Amount        Percent        Amount       Percent         Amount     Percent
                                      ----------   ---------       ---------   ---------        ---------  ---------
United States                          $156,834       84.5%        $126,845       84.4%          $85,069      85.9%
Europe                                   16,487        8.9           13,255        8.8             8,378       8.5
Pacific Rim                               6,683        3.6            5,219        3.4             2,256       2.3
Other                                     5,508        3.0            5,110        3.4             3,320       3.3
                                      ----------   ---------       ---------   ---------        ---------  ---------
                                       $185,512      100.0%        $150,429      100.0%          $99,023     100.0%
                                      ----------   ---------       ---------   ---------        ---------  ---------
                                      ----------   ---------       ---------   ---------        ---------  ---------


Sales for the Company's foreign operations represented less than 10 percent of net sales during each of the years ended December 31, 1998, 1997 and 1996.

15. RELATED PARTY MATTERS

As discussed in Note 8, the primary lender to the Company is GECC which has a wholly-owned subsidiary CFE. CFE owns 100 percent of the outstanding Series C Convertible Preferred Stock and one million shares of the Company's common stock.

GECC is also an affiliated entity to a customer (the Aircraft Engines Division of General Electric Co.) that accounted for approximately 7, 9 and 12 percent of 1998, 1997 and 1996 net sales, respectively, and 7 and 8 percent of accounts receivable at December 31, 1998 and 1997, respectively.

16. INDUSTRY SEGMENT INFORMATION

The Company is currently segmented into eight business units. The Company's Kaynar, Microdot, M & M, Eagle, APS and K-FAST business units design and manufacture products that are sold principally to the commercial aircraft and defense industries. The Company's Recoil and Marson business units design and manufacture inserts, blind rivets and related installation tools used primarily in the automotive, electrical and other non-aerospace industries. The following table illustrates the Company's financial data by industry segment for the past three years.


                                                             For the Years Ended December 31,
                                                            1998            1997             1996
                                                          --------        ----------      ---------
Sales by Segment:
         Commercial Aircraft and Defense (2)              $169,401         $137,889        $95,156
         Industrial (1)(3)                                  16,111           12,540          3,867
                                                          --------        ----------      ---------
Total Sales                                               $185,512         $150,429        $99,023

Operating Income by Segment:
         Commercial Aircraft and Defense (2)              $ 30,192         $ 25,892        $13,464
         Industrial (1)(3)                                   1,783            1,645            238
         Corporate Expenses                                 (3,124)          (2,952)          (866)
                                                          --------        ----------      ---------
Total Operating Income                                    $ 28,851         $ 24,585        $12,836

Depreciation and Amortization by Segment:
         Commercial Aircraft and Defense (2)              $  5,822         $  3,209        $ 2,304
         Industrial (1)(3)                                     950              609            309
                                                          --------        ----------      ---------
Total Depreciation and Amortization                       $  6,772         $  3,818        $ 2,613

Total Assets by Segment:
         Commercial Aircraft and Defense (2)              $144,817         $ 86,571        $58,429
         Industrial (1)(3)                                  54,542           15,085         15,260
                                                          --------        ----------      ---------
Total Assets                                              $199,359         $101,656        $73,689


(1) In August 1996, the Company purchased its Recoil business unit which has been accounted for under the purchase method of accounting and, accordingly, their operating results have been included in the results of operations since mid-August 1996.

(2) In July 1998, the Company purchased its M & M business unit which has been accounted for under the purchase method of accounting and, accordingly, their operating results have been included in the results of operations since late-July 1998.

(3) In October 1998, the Company purchased its Marson business unit which has been accounted for under the purchase method of accounting and, accordingly, their operating results have been included in the results of operations since late-October 1998.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                   Three months ended
                                               ----------------------------------------------------------------
1998                                           March 29          June 28        September 27        December 31
                                               --------          -------        ------------        -----------
Net sales                                       $45,355           $46,824          $45,293           $48,040

Gross profit                                     13,881            14,630           13,458            14,320

Net income                                        4,275             4,351            3,402             2,842

Basic earnings per share                           1.15              1.16             0.69              0.56

Diluted earnings per share                         0.48              0.49             0.37              0.31

Stock price per share
  High                                            29.50             34.50            24.00             27.50
  Low                                             24.00             22.25            11.50              8.00



                                                                   Three months ended
                                               ----------------------------------------------------------------
1997                                           March 30          June 29        September 28        December 31
                                               --------          -------        ------------        -----------
Net sales                                       $32,202           $37,250          $37,884           $43,093

Gross profit                                      9,233            11,036           11,903            13,867

Net income                                        2,169             2,933            3,388             4,100

Basic earnings per share                           1.35              1.03             0.92              1.11

Diluted earnings per share                         0.32              0.36             0.38              0.46

Stock price per share
  High                                              -               19.87            30.25             34.12
  Low                                               -               14.50            18.50             24.50


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

         Pursuant to the Company's Certificate of Incorporation, the members of the Board of Directors are elected at each annual meeting of stockholders and hold office until their successors have been duly elected and qualified. The Board of Directors consists of five members.


                                       Director
Name (1)                        Age(2)   Since       Experience and Position Held
--------------------------     ------  --------      -----------------------------------------------------
Norman A. Barkeley (3)           68       1997       Director

Burton J. Kloster, Jr. (4)       67       1997       Director

Jordan A. Law (5)                56       1993       Chairman of the Board of Directors, President and Chief Executive
                                                     Officer

Richard P. Strubel (6)           59       1997       Director

David A. Werner (7)              46       1993       Executive Vice President and Director


----------------------

(1) Pursuant to a Stockholders Agreement dated May 6, 1997, GECC designated Burton J. Kloster, Jr. and Richard P. Strubel as individuals to be nominated for elections to the Board of Directors.

(2)  as of December 31, 1998

(3) Norman A. Barkeley has been retired since December 1998. Until his retirement, Mr. Barkeley had been chairman since July 1988, chief executive officer from July 1988 to December 1996, and president from July 1988 to December 1995 of Ducommun Incorporated, an aerospace equipment manufacturer.

(4) Burton J. Kloster, Jr. has been retired since September 1995. Until his retirement, Mr. Kloster was a director of GECC since September 1989, senior vice president of GECC since October 1984 and vice president, general counsel and secretary of GECC since March 1976.

(5) Jordan A. Law has served as President and Chief Executive Officer of the Company since October 1993. Mr. Law also serves as Chairman of the Board of Directors.

(6) Richard P. Strubel has been managing director since June 1990 of Tandem Partners, Inc., a management services firm. Mr. Strubel was president and chief executive officer of Microdot, Inc. from January 1984 to October 1994. Mr. Strubel is a director of Children's Memorial Medical Center located in Chicago and is a trustee of the University of Chicago. Mr. Strubel also is a trustee of numerous institutional and retail mutual funds managed by Goldman, Sachs

     & Co. and a trustee of the Benchmark Funds, a family of institutional mutual funds managed by The Northern Trust Company.

(7) David A. Werner has served as Executive Vice President of the Company since December 1996. Mr. Werner served as Secretary of the Company from October 1993 to April 1998. Mr. Werner served as Vice President and Treasurer of the Company from October 1993 to December 1996. Mr. Werner is also a director of Lumber Yard Supply, a privately-held corporation, and is a certified public accountant.

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


Name                          Age(1)                 Experience and Position Held
----------------------       -------                 ---------------------------------------------
Jordan A. Law                  56                    Chairman of the Board of Directors, President and Chief Executive
                                                     Officer (1993).

David A. Werner                46                    Executive Vice President (1996) and Director (1993).  Previously
                                                     Secretary, Vice President and Treasurer (1993).

LeRoy A. Dack                  54                    President, Aerospace Components Group (1998). Previously President,
                                                     Kaynar and K-FAST business units (1996). Previously Vice President and
                                                     General Manager, Kaynar business unit (1994).

Robert L. Beers                52                    President, Tooling Group (1998).  Previously Senior Vice President,
                                                     Marketing and Business Development (1996), Vice President, Sales and
                                                     Marketing (1994).


-------------------------

(1)  as of December 31, 1998


ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

         The following table sets forth a summary of the aggregate indicated compensation awarded to, earned by, or paid to the executive officers of the Company as of December 31, 1998 for the years ended December 31, 1998, 1997 and 1996.

                           SUMMARY COMPENSATION TABLE


                                                                  Annual Compensation                 Shares of
                                                    ----------------------------------------------  Common Stock
                                                                                      Other Annual   Subject to
Name and Position                                   Year      Salary      Bonus       Compensation     Options
---------------------                               ----     --------    --------     ------------  ------------
Jordan A. Law                                       1998     $225,000    $275,000           -          20,000
PRESIDENT AND CHIEF EXECUTIVE OFFICER               1997     $190,000    $250,000           -          13,000
                                                    1996     $175,000    $181,000           -             -

David A. Werner                                     1998     $184,000    $210,000           -          15,000
EXECUTIVE VICE PRESIDENT                            1997     $170,000    $202,000           -          12,000
                                                    1996     $150,000    $144,000           -             -

LeRoy A. Dack                                       1998     $170,000    $158,000           -          15,000
PRESIDENT, AEROSPACE COMPONENTS GROUP               1997     $137,000    $158,000           -          11,000
                                                    1996     $122,000    $ 80,000           -             -

Robert L. Beers                                     1998     $147,000    $100,000           -           7,000
PRESIDENT, TOOLING GROUP                            1997     $136,000    $115,000           -           7,000
                                                    1996     $124,000    $ 77,000       $4,796 (1)        -


---------------------------

(1) This amount compensated Mr. Beers for vacation time not taken.


Option Grants

           The following table sets forth grants of options during 1998 to the executive officers of the Company as of December 31, 1998. No stock appreciation rights were granted to, and no options were exercised by, any executive officer during 1998.

                        OPTION GRANTS IN FISCAL YEAR 1998


                                                      Individual Grants               Potential Realizable
                                        -------------------------------------------      Value at Assumed
                           No. of        % of Total                                    Annual Rates of Stock
                           Shares          Options                                     Price Appreciation for
                         Underlying      Granted to       Per Share                        Option Term (1)
                           Option       Employees in      Exercise      Expiration    ------------------------
Name                     Granted(2)       1998 (3)        Price(4)         Date           5% ($)     10% ($)
---------------          ----------     ------------      --------      -----------      ---------  ----------
Jordan A. Law              20,000          13.7%             9.25       Oct. 2003         51,000     113,000
David A. Werner            15,000          10.3%             9.25       Oct. 2003         38,000      85,000
LeRoy A. Dack              15,000          10.3%             9.25       Oct. 2003         38,000      85,000
Robert L. Beers             7,000           4.8%             9.25       Oct. 2003         18,000      40,000


------------------------

(1) Potential realizable value is based on the assumption that the common stock price appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the option term. Such assumptions are prescribed by certain rules promulgated by the Securities and Exchange Commission ("SEC") and are not intended to forecast future appreciation, if any, in the price of the common stock. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised (if the executive were to sell the shares on the date of exercise); there is no assurance that the value realized will be at or near the potential realizable value as calculated in this table.

(2) Stock options were granted under the Company's 1997 Stock Incentive Plan (the "Plan") on October 20, 1998 with an exercise price equal to $9.25 per share, for a term (subject to earlier termination following a termination of employment or a change in control) of five years, and are exercisable no earlier than the first anniversary of the date of grant. The options vest in four equal annual installments. Options under the Plan may result in payments following the resignation or other termination of employment with the Company or as a result of a change in control. Vested options under the Plan generally must be exercised within a period of twelve months following a termination by reason of death or disability and three months following a termination for other reasons except for cause, unless the Compensation Committee otherwise provides. The Plan permits the Compensation Committee, which administers the Plan, to accelerate, extend or otherwise modify benefits payable under the applicable awards in various circumstances as the Compensation Committee shall determine, including a change in control, but an option generally will not be accelerated to a date less than six months after its grant date.

(3) During fiscal year 1998, the Company granted options to 69 employees to purchase an aggregate of 146,400 shares of its common stock. All grants were made at exercise prices equal to the market price on the grant date.

(4) The exercise price may be paid in any combination of cash, promissory notes and shares of common stock or pursuant to certain cashless exercise procedures, in each case as permitted under the Plan. In addition, holders may be permitted to offset or surrender shares or deliver already owned shares in satisfaction of applicable tax withholding requirements.


                       FISCAL YEAR END 1998 OPTION VALUES


                                            Number of
                                             Shares                         Value of
                                           Underlying                     Unexercised
                                           Unexercised                    in-the-Money
                                           Options at                      Options at
                                        December 31, 1998             December 31, 1998 (1)
                                        ------------------            ---------------------
                                           Exercisable/                    Exercisable/
                                          Unexercisable                   Unexercisable
                                        ------------------            ---------------------
Jordan A. Law                             3,250 / 29,750                $7,313 / $381,938
David A. Werner                           3,000 / 24,000                $6,750 / $290,250
LeRoy A. Dack                             2,750 / 23,250                $6,188 / $288,563
Robert L. Beers                           1,750 / 12,250                $3,938 / $137,813


-----------------------

(1) This amount represents solely the difference between the market value on December 31, 1998 ($27.25) of those unexercised options which had an exercise price below such market price (i.e., "in-the-money" options") and the respective exercise prices of the options. No assumptions or representations regarding the "value" of such options are made or intended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain Five Percent Beneficial Owners

         Except for executive officers of the Company, the following table sets forth the stock ownership of all persons known by the Company to be the beneficial owners of more than 5% of the outstanding shares of the Company common stock as of February 10, 1999, based upon Schedule 13D or 13G reports filed with the SEC.

  SHARES OF COMMON STOCK OR COMMON STOCK EQUIVALENTS BENEFICIALLY OWNED (1)(2)


                                                                          Common Stock           Fully Diluted
Name and Address of Beneficial Owner                      Number           Percentage (3)       Percentage (3)(4)
------------------------------------                    ----------       ----------------       -----------------
CFE, Inc.(5)                                              5,206,000               19.6%                 55.8%
201 High Ridge Road
Stamford, Connecticut 06927

The Fairchild Corporation (5)                              720,100                14.1%                  7.7%
45025 Aviation Drive, Suite 400
Dulles, Virginia 20166-7516

Chartwell Investment Partners (6)                          332,300                6.5%                   3.6%
1235 Westlake Drive, Suite 330
Berwyn, Pennsylvania 19312


-----------------------
(1) Shares of Series C preferred stock are treated as common stock equivalents because they are convertible at any time into common stock at a one-to-one conversion rate, subject to adjustment in certain circumstances.

(2) The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after February 10, 1999. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Except as provided under applicable state marital property laws or as otherwise noted, each person or entity named in the table has sole voting power and investment with respect to all shares of capital stock listed as owned by such person or entity.

(3) Does not include common stock which may be issued pursuant to the Agreement and Plan of Merger among the Company, KTIC Acquisition Corp. and M & M Machine & Tool Co. dated as of July 27, 1998, where the Company may be obligated to pay up to $2 million as part of the second contingent adjustment to the former stockholders of M & M Machine & Tool Co., of which $800,000 will be in the form of the Company common stock. The value of each share of the Company common stock shall equal the average closing price for the twenty trading days preceding the second contingent adjustment date, which shall be no later than February 28, 1999.

(4) "Fully Diluted Percentage" means, as of the Record Date, the number of shares of common stock and common stock equivalents held by such person, divided by the sum of (1) the number of shares of common stock outstanding and (2) the number of shares of common stock issuable upon conversion or exercise of all outstanding convertible securities, option and warrants convertible into, or exercisable for, common stock at that time or within sixty days thereafter.

(5) CFE, Inc., a wholly-owned subsidiary of GECC, holds 1,000,000 shares of common stock and 4,206,000 shares of Series C preferred stock. GECC and CFE have entered into a voting and option agreement with Fairchild pursuant to which CFE has agreed to vote its share in favor of the Fairchild Merger Agreement and against any competing proposal. CFE has also granted to Fairchild an option to purchase CFE's shares that becomes exercisable 60 days after the Fairchild Merger Agreement is terminated (subject to certain conditions). Beneficial ownership of CFE's shares has not been attributed to Fairchild for purposes of this table.

(6) A Schedule 13G filed April 13, 1998 indicates that the reporting entity is a registered investment adviser, which has sole voting power with respect to 196,200 shares and sole disposition power with respect to all of the shares.

Beneficial Ownership of Directors and Officers

         The following table sets forth the beneficial ownership of the Company common stock by each director and each executive officer so indicated and all executive officers and directors as a group as of February 10, 1999.

  SHARES OF COMMON STOCK OR COMMON STOCK EQUIVALENTS BENEFICIALLY OWNED (1)(2)


                                                                            Common Stock          Fully Diluted
Name of Beneficial Owner                                  Number            Percentage (3)       Percentage (3)(4)
------------------------------                          ----------         --------------        -----------------
Jordan A. Law (5)                                         335,394                 6.6%                   3.6%

David A. Werner (6)                                       344,564                 6.8%                   3.7%

Robert L. Beers (7)                                       201,750                 4.0%                   2.2%

LeRoy A. Dack (8)                                         202,726                 4.0%                   2.2%

Norman A. Barkeley (9)                                     5,875                    *                     *

Burton J. Kloster, Jr.(9)                                 10,375                    *                     *

Richard P. Strubel (9)                                     3,375                    *                     *

All directors and executive officers as a group          1,104,009                21.6%                 11.8%
(7 people) (5)(6)(7)(8)(9)


-----------------------
* Less than 1%.

(1) Shares of Series C preferred stock are treated as common stock equivalents because they are convertible at any time into common stock at a one-to-one conversion rate, subject to adjustment in certain circumstances.

(2) The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after February 10, 1999. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Except as provided under applicable state marital property laws or as otherwise noted, each person or entity named in the table has sole voting power and investment with respect to all shares of capital stock listed as owned by such person or entity.

(3) Does not include common stock which may be issued pursuant to the Agreement and Plan of Merger among the Company, the KTIC Acquisition Corp. and M & M Machine and Tool Co. dated as of July 27, 1998, where the Company may be obligated to pay up to $2 million as part of the second contingent adjustment to the former stockholders of M & M Machine and Tool Co., of which $800,000 will be in the form of the Company common stock. The value of each share of the Company common stock shall equal the average closing price for the twenty trading days preceding the second contingent adjustment date, which shall be no later than February 28, 1999.

(4) "Fully Diluted Percentage" means, as of the Record Date, the number of shares of common stock and common stock equivalents held by such person, divided by the sum of (i) the number of shares of common stock outstanding and (ii) the number of shares of common stock issuable upon conversion or exercise of all outstanding convertible securities, option and warrants convertible into, or exercisable for, common stock at that time or within sixty days thereafter.

(5) For Mr. Law the amount listed includes options exercisable within 60 days of February 10, 1999 to purchase 3,250 shares of common stock. Mr. Law has entered into a voting agreement with Fairchild with respect to his shares and options. See "Changes in Control" below.

(6) For Mr. Werner the amount listed includes options exercisable within 60 days of February 10, 1999 to purchase 3,000 shares of common stock. Mr. Werner has entered into a voting agreement with Fairchild with respect to his shares and options. See "Changes in Control" below.

(7) For Mr. Beers the amount listed includes options exercisable within 60 days of February 10, 1999 to purchase 1,750 shares of common stock. Mr. Beers has entered into a voting agreement with Fairchild with respect to his shares and options. See "Changes in Control" below.

(8) For Mr. Dack, the amount listed includes options exercisable within 60 days of February 10, 1999 to purchase 2,750 shares of common stock. Mr. Dack has entered into a voting agreement with Fairchild with respect to his shares and options. See "Changes in Control" below.

(9) For each of Messrs. Barkeley, Kloster and Strubel, the amount listed includes options exercisable within 60 days of February 10, 1999 to purchase 375 shares of common stock.

Changes in Control

         Pursuant to their voting agreements with Fairchild, each of CFE and Messrs. Law, Werner, Beers and Dack has agreed to vote all of their shares in favor of the adoption of the Fairchild Merger Agreement. The GECC voting agreement and management stockholder voting agreements, plus Fairchild's own holdings of approximately 720,100 shares of common stock as of the date of this proxy statement, are expected to result in 100% of the outstanding Series C Preferred Stock and 54.9% of the outstanding common stock being voted in favor of adoption of the Fairchild Merger Agreement. Thus, it is expected that the Fairchild Merger Agreement will be adopted at a special meeting of shareholders, which would effect a change in control of the Company. Under its voting agreement, CFE has granted Fairchild an option to purchase CFE's shares which, if exercised, could also effect a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information from Note 15 of the Company's consolidated financial statements included in Item 8 "Financial Statements and Supplementary Data" is incorporated herein by reference.

         The Company officers and directors own the Company common stock. To that extent, their interest in the Fairchild Merger may be considered to be the same as other the Company stockholders. For information concerning such ownership, see Item 12 "Security Ownership of Certain Beneficial Owners and Management." However, a number of the Company officers and directors have interests in the Fairchild Merger that are, or may be, different from other the Company stockholders.

         Under the terms of the Fairchild Merger Agreement, all outstanding the Company stock options issued pursuant to the Company's 1997 Stock Incentive Plan will become vested and fully exercisable at the effective time and will be converted into the right to receive from the Company for each share subject to the option an amount in cash equal to the excess of $28.75 over the exercise price per share of the option, net of withholding taxes. In addition, completion of the Fairchild Merger will constitute a change of control of the Company under the employment agreements of certain the Company executive officers, triggering certain rights of those officers, including the right to receive certain payments if their employment is terminated.

         Fairchild also has agreed to indemnify each the Company officer and director against losses arising from his or her service as a director or officer of the Company and will continue to maintain directors' and officers' liability insurance for them.

         Messrs. Law, Werner, Beers and Dack have entered into voting agreements with Fairchild that, among other things, require them to vote their shares in favor of adopting the Fairchild Merger Agreement.

         Two members of the Company Board of Directors, Burton J. Kloster, Jr. and Richard P. Strubel, were designated by GECC to be nominated by the Company for election to the Board pursuant to a stockholders agreement. Prior to joining the Board, Mr. Kloster served as a director and a senior executive officer of GECC. GECC and CFE have entered into a voting and option agreement with Fairchild which, among other things, provides that:

                  - CFE will vote its shares of Series C preferred stock and common stock in favor of adopting the Fairchild Merger Agreement;

                  - CFE will, at Fairchild's option, sell its shares of Series C preferred stock and common stock to Fairchild at a price of $28.75 per share if the Fairchild Merger Agreement is terminated (subject to certain conditions); and

                  - GECC's Commercial Finance Division will not engage in the fastener business for a period of ten years in exchange for a payment of $28 million to CFE.

         If Fairchild were to exercise its option to purchase CFE's shares of Series C preferred stock, those shares would automatically be converted into shares of common stock. In addition, GECC is the Company's primary lender through a credit agreement under which, as of December 31, 1998, the Company owed GECC approximately $87 million. The Fairchild Merger Agreement requires the repayment of all of the Company's indebtedness at the effective time, including all indebtedness under the GECC credit agreement. GECC's interests in the Fairchild Merger may not necessarily coincide with those of other Company stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      1.  Financial Statements

                  All financial statements of the Company are set forth under
                  Item 8 of this report on Form 10-K.

                  2.  Financial Statement Schedules

                  Financial statement schedules not filed have been omitted for the reason that the required information is shown in the financial statements or notes thereto, the amounts involved are not significant, or the required matter is not present.

                  3.  Exhibits and Index to Exhibits


                  Number        Description
                  ------        ----------------------------------------------------
                  2.1(a)        Australian Asset Sale Agreement, dated August 9,
                                1996, among the Vendors (as defined therein),
                                Recoil Inc., RCL Pty. and Operating Company (1)

                  2.1(b)        US Asset Sale Agreement, dated August 9, 1996, among Recoil
                                Inc., Operating Company, Recoil Pty. Ltd., the Advent Group
                                and the Price Interests (1)

                  2.2           Recapitalization Agreement with General Electric Capital
                                Corporation ("GECC"), dated May 5, 1997 (4)

                  2.3           Agreement and Plan of Merger among Kaynar Technologies Inc.,
                                KTIC Acquisition Corp. and M & M Machine & Tool Co. dated as of July 27, 1998 (the "M & M Merger Agreement") (6)

                  2.4           List of Schedules omitted from the M & M Merger Agreement (6)

                  2.5           Stock Purchase Agreement among Kaynar Technologies Inc. and the
                                Stockholders of Marcliff Corporation dated as of October 27, 1998

                  2.6           Agreement and Plan of Reorganization dated as of December 26, 1998 by and among The Fairchild Corporation, Dah Dah, Inc., and Kaynar
                                Technologies Inc. (7)

                  3.1           Amended and Restated Certificate of Incorporation of the Company (2)

                  3.2           Amended and Restated By-laws of the Company (2)

                  4.1           Specimen of Common Stock Certificate (2)

                  4.2           Kaynar Technologies Inc. 1997 Stock Incentive Plan (formerly known as the Kaynar Holdings Inc. 1997 Stock Incentive Plan), including the Form of Eligible Director Nonqualified Stock Option Agreement (5)

                  4.3           Form of Incentive Stock Option Agreement (5)


                  4.4           Form of Nonqualified Stock Option Agreement (5)

                  4.5           Registration Rights Agreement among Kaynar Technologies Inc. and the Stockholders dated as of July 27, 1998 (6)

                 10.2(a)        Third Amended and Restated Credit Agreement,
                                Dated October 23, 1998, among the Company, the other Credit Parties Signatory thereto, the Lenders Signatory thereto from time to time, and GECC as Agent and Lender (the "Third Credit
                                Agreement")

                 10.2(b)        First Amendment and Limited Waiver to the Third Credit Agreement dated as of December 14, 1998

                 10.2(c)        Second Amendment and Limited Waiver to the Third Credit Agreement
                                dated as of December 31, 1998

                 10.3           Lease with The Prudential Insurance Co. of America regarding the
                                Fullerton, California facility (1)

                 10.4(a)        Lease with West L.A. Properties regarding the Placentia,
                                California facility (1)

                 10.4(b)        Amendment to Lease with West L.A. Properties dated August 21, 1996 (4)

                 10.5           Lease with Enfield View Pty. Ltd. regarding the Oakleigh, VIC,
                                Australia facility (1)

                 10.6(a)        General Terms Agreement, dated September 20, 1996, between the Company and Boeing (1)

                 10.6(b)        Special Business Provisions, dated September 20,
                                1996, between the Company and Boeing (portions omitted and filed separately with Commission pursuant to an application for confidential treatment) (3)

                 10.6(c)        Letter Agreement dated January 13, 1999 with Boeing

                 10.7(a)        Contract Award Letter of Agreement, dated April
                                28, 1994, between the Company and Boeing
                                (portions omitted and filed separately with Commission pursuant to an application for confidential treatment) (3)

                 10.7(b)        Boeing Commercial Airplane Group Purchase Order Terms and
                                Conditions (2)

                 10.8           Stockholders Agreement, dated as of May 6, 1997 (2)

                 10.9(a)        Form of Employment Agreement for Messrs. Law and Werner (1)

                 10.9(b)        Form of Amended Employment Agreement for Messrs. Law and Werner

                 10.10          Form of Employment Agreement for Messrs. Beers, Dack, Berecz and Varholick (1)

                 21.1           List of Subsidiaries

                 23.1           Consent of Independent Public Accountants

                 27.1           Financial Data Schedule

                 99.1           Form of Director Indemnification Agreement (1)

                 99.2           Indemnification and Contribution Agreement with GECC, dated May 5, 1997 (4)

                 99.3           Voting Agreement dated as of December 26, 1998 between The Fairchild Corporation and Jordan
                                A. Law (7)

                 99.4           Voting Agreement dated as of December 26, 1998 between The Fairchild Corporation and David A.
                                Werner (7)

                 99.5           Voting Agreement dated as of December 26, 1998 between The Fairchild Corporation and Robert
                                L. Beers. (7)

                 99.6           Voting Agreement dated as of December 26, 1998 between The Fairchild Corporation and LeRoy A.
                                Dack (7)

                 99.7           Voting and Option Agreement dated as of December 26, 1998 by and among The Fairchild
                                Corporation, Dah Dah, Inc., CFE Inc., and General Electric Capital Corporation (7)


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

                 (2)            Incorporated by reference from Pre-Effective Amendment No. 4 to the Registration Statement
                                filed on May 5, 1997 (SEC file No. 333-22345).

                 (3)            Incorporated by reference from Pre-Effective Amendment No. 6 to the Registration Statement
                                filed on May 6, 1997 (SEC file No. 333-22345).

                 (4)            Incorporated by reference from the Registrants Form 10-Q for the period ended June 29, 1997 filed on August 6, 1997 (SEC file No. 000-22519).

                 (5)            Incorporated by reference from the Registrant's Form S-8 filed on January 29, 1997 (SEC file
                                No. 333-45185).

                 (6)            Incorporated by reference from the Registrants Form 8-K filed on August 12, 1998 (SEC file
                                No. 000-22519).

                 (7)            Incorporated by reference from the Registrants Form 8-K filed on January 5, 1999 (SEC file
                                No. 000-22519).


         (b)      Reports on Form 8-K

                  During the last quarter of 1998, no reports on Form 8-K were filed.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Orange, State of California on this 12th day of February, 1998.


                                     KAYNAR TECHNOLOGIES INC.

                                     By: /s/ Jordan A. Law
                                     --------------------------------------
                                     Jordan A. Law
                                     Chief Executive Officer


    Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


      SIGNATURE                                     TITLE                                            DATE
--------------------------              ------------------------------------                  -----------------
/s/ Jordan A. Law                       Chief Executive Officer and                           February 12, 1999
--------------------------              Chairman of the Board
Jordan A. Law                           (Principal Executive Officer)

/s/ David A. Werner                     Executive Vice President and Director                 February 12, 1999
--------------------------              (Principal Financial Officer)
David A. Werner

/s/ Robert M. Nelson                    Controller                                            February 12, 1999
--------------------------              (Principal Accounting Officer)
Robert M. Nelson

/s/ Norman A. Barkeley                  Director                                              February 12, 1999
--------------------------
Norman A. Barkeley

/s/ Burton J. Kloster, Jr.              Director                                              February 12, 1999
--------------------------
Burton J. Kloster, Jr.

/s/ Richard P. Strubel                  Director                                              February 12, 1999
--------------------------
Richard P. Strubel
